Form 10QSB/A
period 1995-07-30
ENGINEERING MEASUREMENTS CO
filed 1995-10-27
CIK 205303

Engineering Measurements Company
		       600 Diagonal Highway
		       Longmont, Co  80501

						  October 27, 1995

Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

We are transmitting Amendment #1 to our original 10-Q report per request from James Allegretto. Included is the EX-27 schedule which was missing from the original filing.

Sincerely,

Engineering Measurements Company

John Thompson

John Thompson, Controller