Form 10QSB
period 1995-10-31
ENGINEERING MEASUREMENTS CO
filed 1995-12-14
CIK 205303

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  October 31, 1995
                                       or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .

                            Commission File No.: 0-9880


        E N G I N E E R I N G    M E A S U R E M E N T S    C O M P A N Y
             (Exact name of Registrant as specified in its charter)


Colorado                                                      84-0572936
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)


600 Diagonal Highway, Longmont, Colorado                           80501
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (303)651-0550

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   [X]       No  [ ]  .

The number of shares outstanding of Registrant's $.01 par value common stock, as of October 31, 1995 was 2,733,052.

Transitional Small Business Disclosure Format.

                               Yes   [ ]       No  [X]  .

                          PART I - FINANCIAL INFORMATION
                           Item 1. Financial Statements

                        ENGINEERING  MEASUREMENTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   October 31,1995
                                                     (unaudited) April 30,1995
Current assets:
  Cash and cash equivalents                             $237,877      $312,183
  Accounts receivable, net of allowance for doubtful
    accounts of $150,355 at  October 31, 1995
    and $135,913 at  April 30, 1995                    1,251,011     1,272,481
  Short-term investments                                 674,897       744,672
  Inventories                                          1,843,789     1,479,384
  Prepaid expenses                                        93,536        34,296
  Other receivables                                       24,000        67,020
  Deferred income taxes                                  483,600       437,175
                                                      ----------    ----------
         Total current assets                          4,608,710     4,347,211
                                                      ----------    ----------
Property and equipment, at cost:
  Land                                                   568,940       568,940
  Building & improvements                              1,562,109     1,534,811
  Vehicles                                                16,791        16,791
  Machinery and equipment                              2,534,744     2,515,343
  Office furniture and fixtures                        1,069,529     1,004,285
                                                      ----------    ----------
                                                       5,752,113     5,640,170
  Less accumulated depreciation                       (3,889,457)   (3,735,375)
                                                      ----------    ----------
         Net property and equipment                    1,862,656     1,904,795
                                                      ----------    ----------
Other assets:
  Other                                                   80,537        68,159
  Investment in common stock of Marcum Natural
    Gas Services, Inc.                                   267,750       357,001
                                                      ----------    ----------
         Total other assets                              348,287       425,160
                                                      ----------    ----------

TOTAL ASSETS:                                         $6,819,653    $6,677,166
                                                      ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.
                                   (Continued)

                       ENGINEERING  MEASUREMENTS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                 October 31, 1995
                                                  (unaudited)  April 30, 1995

Current liabilities:
  Current portion of long-term debt                  $209,945        $220,556
  Accounts payable                                    493,749         504,201
  Accrued liabilities                                 685,574         582,226
                                                    ---------       ---------
         Total current liabilities                  1,389,268       1,306,983
                                                    ---------       ---------
Long-term liabilities:
  Loans from stockholder less current maturities      453,615         544,402
  Leases less current maturities                        2,946          11,608
  Deferred income taxes                               167,000         167,000
                                                    ---------       ---------
         Total long-term liabilities                  623,561         723,010
                                                    ---------       ---------

Stockholders' equity:
  Common stock, $.01 par value; 5,000,000 shares
    authorized; 2,923,452 shares issued
    at October 31, 1995, 2,923,452 shares issued
    at April 30, 1995, 2,733,052 shares out-
    standing at October 31, 1995, 2,733,052
    shares outstanding at April 30, 1995               29,235          29,235
  Capital in excess of par value                    1,956,927       1,956,927
  Deferred Compensation                                   ---             ---
  Unrealized holding losses                           (80,156)        (18,555)
  Retained earnings                                 3,530,517       3,309,265
  Treasury stock at cost; 190,400 shares at
    October 31, 1995, 190,400 shares at
    April 30, 1995                                   (629,699)       (629,699)
                                                    ---------       ---------
         Total stockholders' equity                 4,806,824       4,647,173
                                                    ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:        $6,819,653      $6,677,166
                                                  ===========     ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                       ENGINEERING  MEASUREMENTS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three Months Ended      Six Months Ended
                                        October 31,            October 31,
                                      1995       1994       1995        1994
Sales                              $2,186,132 $2,544,959  $4,278,821 $5,056,562
Cost of sales                       1,172,207  1,488,436   2,372,740  2,934,645
                                   ---------- ----------  ---------- ----------
Gross margin on sales               1,013,925  1,056,523   1,906,081  2,121,917
                                   ---------- ----------  ---------- ----------
Operating expenses:
  Selling                             513,276    648,759   1,012,487  1,298,534
  General and administrative          196,754    176,763     384,445    324,770
  Research and development            103,581    106,065     197,172    222,658
  Provision for doubtful accounts      25,876     12,659      36,267     14,367
                                   ---------- ----------  ---------- ----------
Total operating expenses              839,487    944,246   1,630,371  1,860,329
                                   ---------- ----------  ---------- ----------
Income from operations                174,438    112,277     275,710    261,588
                                   ---------- ----------  ---------- ----------
Other income/(expense):
  Gain/(loss) on sale of stock         10,321     (3,717)     22,669     (3,780)
  Interest expense                    (14,218)   (20,588)    (30,269)   (41,587)
  Royalty and other income             43,146     33,655      74,951     68,703
                                   ---------- ----------  ---------- ----------
Total other income                     39,249      9,350      67,351     23,336
                                   ---------- ----------  ---------- ----------
Income from operations before
  income taxes                        213,687    121,627     343,061    284,924

Income tax provision                   74,392     51,726     121,809    111,175
                                   ---------- ----------  ---------- ----------
Net income                            139,295     69,901     221,252    173,749
                                   ========== ==========  ========== ==========

Earnings per share from operations       0.05       0.02        0.08       0.06

Net earnings per share on a fully
  diluted basis                         $0.05      $0.02       $0.08      $0.05
                                   ========== ==========  ========== ==========
Weighted average number of
  shares outstanding                2,733,052  2,836,402   2,733,052  2,838,069
                                   ========== ==========  ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        ENGINEERING  MEASUREMENTS COMPANY
       CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                   (Unaudited)

         INCREASE/(DECREASE) IN CASH
                                                    Six Months
                                                  Ended October
                                                       31,
                                                       1995          1994
Cash flows from operating activities:
  Net income                                           $221,252       $173,749
  Adjustments to reconcile net income to
    net cash provided by operating activities-
  Depreciation and amortization                         161,013        194,056
  Deferred tax provision/(benefit)                       (7,040)       (38,052)
  Provision for doubtful accounts                        14,442         14,367
  Gain on sales of investments                          (22,669)         3,717
  Changes in assets and liabilities-
    Receivables                                          50,048        197,202
    Inventories                                        (364,405)        20,265
    Prepaid expenses                                    (59,240)       (31,836)
    Accounts payable and accrued liabilities             92,896       (284,855)
Net cash provided by                                 ----------     ----------
  operating activities                                   86,297        248,613
                                                     ----------     ----------
Cash flows from investing activities:
  Capital expenditures, net                            (111,943)      (166,406)
  Expenditures for intangible assets                    (19,309)        (4,215)
  Investment purchases                                  (62,852)    (1,656,825)
  Proceeds from sale of investments                     143,561      1,679,424
Net cash provided by/(used) in                       ----------     ----------
  investing activities                                  (50,543)      (148,022)
                                                     ----------     ----------
Cash flows from financing activities:
          Payments of long and short term debt         (101,897)      (101,899)
  Purchase of treasury stock                              ---          (84,650)
       Proceeds from exercise of stock options                0         31,600
         Principle payment under capital lease
    obligations                                          (8,163)       (10,480)
                                                     ----------     ----------
Net cash used in financing activities                  (110,060)      (165,429)
      Net increase/(decrease) in cash and cash       ----------     ----------
  equivalents                                           (74,306)       (64,838)
     Cash and cash equivalents at beginning of
  period                                                312,183        810,631
                                                     ----------     ----------
    Cash and cash equivalents at end of period       $  237,877     $  745,793
                                                     ==========     ==========
          Supplemental disclosure of cash flow
                                  information:
  Cash paid during period for--
    Interest                                            $39,789        $41,587
    Income taxes                                         24,080        187,410

The accompanying notes are an integral part of these consolidated financial statements.

                        ENGINEERING  MEASUREMENTS  COMPANY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1996. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1995.

1.  Principles of Consolidation

The consolidated financial statements include the accounts of Engineering Measurements Company (the Company) and its subsidiary, General Metrology Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                    October 31, 1995          April 30, 1995
Raw materials and work-in-process      $1,428,361               $1,259,015
Finished goods                            415,428                  220,369
                                       ----------               ----------
                                       $1,843,789               $1,479,384
                                       ==========               ==========

3.  Investments

Investments are carried at fair market value. The Company's investment securities are classified as available for sale and recorded on the balance sheet at fair market value with unrealized gains and losses on these investments shown as a separate component of stockholder's equity, net of related taxes.


4.  Income Taxes

Deferred income taxes are provided for items which are reported for tax purposes in different periods than in the Statements of Operations.


5.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. There are a total of 219,775 shares subject to outstanding options under the Company's stock option plans at October 31, 1995. The effect of the outstanding options and conversion right to purchase the total of 565,541 shares as of October 31, 1995 is dilutive and reflected in the financial statements. Year to date earnings per share on a fully dilutive basis using the treasury stock method was $.08 at October 31, 1995. In 1995 the shares issuable pursuant to the terms of a stockholder loan agreement were dilutive. Earnings per share on a fully dilutive basis using the treasury stock method was $.05 at October 31, 1994.

6.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            A.  Financial Condition

The Company's net working capital increased approximately $179,000 during the six months ended October 31, 1995, primarily because of increases in inventories, prepaid expenses and deferred income taxes. The current ratio remained at 3.3.

Cash and cash equivalents decreased approximately $74,000 at October 31, 1995 compared to April 30, 1995, due to the Company's investment in higher inventories and prepaid expenses during the year. The Company intends on investing excess cash in high grade investment securities until the cash is needed for operations.

Accounts receivable decreased by approximately $21,000 at October 31, 1995, primarily due to continued collection efforts and lower sales. The Days Sales Outstanding (DSO) increased to 62.0 days for the six months ended October 31, 1995 compared to 55.4 days for the same period last year.

Inventories increased approximately $364,000 in the first six months of the fiscal year. The inventory turnover ratio for the six months ended October 31, decreased from 2.56 in 1995 to 1.30 in fiscal 1996. The increase in inventories in part reflects management's decision to make more parts internally rather
than buying them from vendors.   Recent internal reorganization will add
emphasis on inventory management.

Investments in common stock of Marcum Natural Gas Services, Inc. decreased approximately $89,000 in accordance with FASB 115, in which available for trade securities will be carried on the books at fair value and unrealized gains and losses will be included in stockholders equity.

The Company is making monthly payments of principal and interest, of approximately $22,000 to pay off the loans from shareholder. The company does not expect any material capital expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company currently does not have any line of credit arrangements.

                         B.  Results of Operations

                   Six months ended October 31, 1995 compared
                    to the six months ended October 31, 1994

Sales were approximately $778,000 lower in 1995 compared to 1994, a 15.4% decrease, due to lower demand in the domestic market. The Company's order backlog is slightly higher at October 31, 1995 at approximately $1,325,000, compared to $1,176,000 at October 31, 1994.

Gross profit increased to 44.5% in 1995 compared to 42.0% in 1994, due to improved purchasing methods resulting in better material costs. Overhead was up
1.9%  from last year to 10.7%  of revenue.   A significant factor in the
increase was attributable to writing off inventory shipped to customers for
repairs in prior years now deemed to be warranty.   Operating expenses were down
approximately $231,000 from last year including a $131,000 reduction in commissions expense, reflecting the lower sales level attained to date. Income from operations improved to 6.4% for the six months ended October 31, 1995 versus 5.2% for the same period a year ago.

The company recognized gains on the sale of stock of approximately $23,000 in the six months ended October 31, 1995, compared to a loss of approximately $4,000 for the six months ended October 31, 1994.

Royalty and other income increased approximately $6,000 to approximately $75,000 due to higher interest and dividend income from high grade investment securities for the six months ended October 31, 1995 compared the same period last year. The Company's interest expense has decreased approximately $11,000 for the period ended October 31, 1995 compared to the same period ended in 1994, due to the Company's lower outstanding debt.

The income tax provision for the six months ended October 31, 1995 increased
approximately $11,000 compared to the same period in 1994.   The impact of
deferred tax items resulted in current tax rates of approximately 35.5% and 39.0% in 1995 and 1994, respectively.

                  Three months ended October 31, 1995 compared
                   to the three months ended October 31, 1994

Sales were approximately $359,000 lower in 1995 compared to 1994, a 14% decrease, due to lower demand in the domestic market.

Gross margin on sales has decreased approximately $43,000 on the lower sales noted above but improved significantly as a percentage of sales from 41.5% in 1994 to 46.4% in the three months ended October 31, 1995. Reduced material costs were a significant factor in this improvement. Operating expenses decreased by approximately $105,000, but as a percent to sales for the quarter ended October 31, increased from 37.1% in 1994 to 38.4% in 1995 due to higher general and administrative expenses.

For the quarter ended October 31, 1995, the Company recognized gains of approximately $10,000 on sales of available for sales securities. A loss of approximately $4,000 was reported for the same period a year ago.

For the quarter ended October 31, Royalty and other income increased approximately $10,000 in 1995 compared to 1994, due to higher interest and dividend income from the Company's high grade investment securities.

The income tax provision for the three months ended October 31, decreased as a percent of income from 42.5% in 1994 to 34.8% in 1995. This year's tax provision is lower because of the effect of deferred tax items and the tax treatment of interest income and dividends received.

                           PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended October 31, 1995.

B.  Reports on Form 8-K

    None filed in the quarter ended October 31, 1995.

                                S I G N A T U R E S



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Engineering Measurements Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ENGINEERING MEASUREMENTS COMPANY
                                                                     Registrant





Date: December 14, 1995              By:      /s/    Charles E. Miller
________________________________________________________________
                                                     Charles E. Miller, Chairman
                                                     Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer)

December 14, 1995

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Third Quarter Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today a net income of $139,295 ($.05 per share) for the second quarter ended October 31, 1995. Net income for the six-month period ended October 31, 1995 was $221,252 ($.08 per share). Sales for the quarter were approximately $2.2 million, and for the six-month period approximately $4.3 million; a 14% and a 15% decrease respectively over the comparable periods last year.

Income from operations for the three and six month periods ended October 31, 1995, were approximately $174,000 and $276,000, as compared to approximately $112,000 and $262,000 for the same periods last year.


      E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                           Operating Results
                 Second Quarter Ended October 31, 1995

                                 Three Months Ended         Six Months Ended
                                     October 31,              October 31,
                                 1995           1994          1995       1994
Net sales                    $2,186,132     $2,544,959    $4,278,821 $5,056,562

Income from operations          174,438        112,277       275,710    261,588

Other income                     39,249          9,350        67,351     23,336

Income taxes                     74,392         51,726       121,809    111,175

Net income                      139,295         69,901       221,252    173,749

Net earnings per share             $.05           $.02          $.08       $.06

Number of shares outstanding  2,733,052      2,836,402     2,733,052  2,838,069


                                   PAGE 11 OF 11