Form 10QSB
period 1996-01-31
ENGINEERING MEASUREMENTS CO
filed 1996-02-29
CIK 205303

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: January 31, 1996
or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .
                         Commission File No.: 0-9880


   E N G I N E E R I N G    M E A S U R E M E N T S    C O M P A N Y
      (Exact name of Registrant as specified in its charter)

Colorado                                            84-0572936
(State or other jurisdiction of                       (I.R.S.
incorporation or organization)                  Identification No.)



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

                        Yes    X       No      .

The number of shares outstanding of Registrant's $.01 par value common stock, as of February 28, 1996 was 2,753,052.

Transitional Small Business Disclosure Format.

                        Yes            No    X .

                      PART I - FINANCIAL INFORMATION
                       Item 1. Financial Statements
      ENGINEERING  MEASUREMENTS COMPANY CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

ASSETS

                                        January 31, 1996
                                          (unaudited)    April 30, 1995

Current assets:
  Cash and cash equivalents                   $280,664      $312,183
  Accounts receivable, net of allowance
    for doubtful accounts of $130,947
    at  January  31, 1996 and $135,913
    at  April 30, 1995                       1,307,264     1,272,481
  Short-term investments                       721,846       744,672
  Inventories                                1,743,018     1,479,384
  Prepaid expenses                              73,766        34,296
  Other receivables                             38,694        67,020
  Deferred income taxes                        510,210       437,175
                                            ----------    ----------
       Total current assets                  4,675,462     4,347,211
                                            ----------    ----------
Property and equipment, at cost:
  Land                                         568,940       568,940
  Building & improvements                    1,587,845     1,534,811
  Vehicle                                       16,791        16,791
  Machinery and equipment                    2,614,908     2,515,343
  Office furniture and fixtures              1,036,093     1,004,285
                                            ----------    ----------
                                             5,824,577     5,640,170

  Less accumulated depreciation            (3,961,246)   (3,735,375)
                                            ----------    ----------
      Net property and equipment             1,863,331     1,904,795
                                            ----------    ----------
Other                                           94,414        68,159
Investment in common stock of Marcum
  Natural Gas Services, Inc.                   248,625       357,001
                                            ----------    ----------
         Total other assets                    343,039       425,160
                                            ----------    ----------
TOTAL ASSETS:                               $6,881,832    $6,677,166
                                            ==========    ==========



  The accompanying notes are an integral part of these consolidated financial statements.
                                 (Continued)

                     ENGINEERING  MEASUREMENTS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                 LIABILITIES AND STOCKHOLDER'S EQUITY


                                                  January 31, 1996
                                                    (unaudited)   April 30, 1995
Current liabilities:
  Current portion of long-term debt                    $175,289       $220,556
  Accounts payable                                      390,572        504,201
  Accrued liabilities                                   714,835        582,226
                                                     ----------     ----------
         Total current liabilities                    1,280,696      1,306,983
                                                     ----------     ----------
Long-term liabilities:
  Loans from stockholder less current                   435,998        544,402
  maturities
  Leases less current maturities                          ---           11,608
  Deferred income taxes                                 175,100        167,000
                                                     ----------     ----------
         Total long-term liabilities                    611,098        723,010
                                                     ----------     ----------
Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    2,943,452 shares issued at January 31, 1996,
    2,923,452 shares issued at April 30, 1995,
    2,753,052 shares outstanding at January 31, 1996,
    2,733,052 shares outstanding at April 30, 1995       29,435         29,235
  Capital in excess of par value                      1,988,327      1,956,927
  Deferred Compensation                                   ---            ---
  Unrealized holding losses                             (77,752)       (18,555)
  Retained earnings                                   3,679,727      3,309,265
  Treasury stock at cost;
    190,400 shares at January 31, 1996,
    190,400 shares at April 30, 1995                   (629,699)      (629,699)
                                                     ----------     ----------
         Total stockholders' equity                   4,990,038      4,647,173
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY:                                              $6,881,832     $6,677,166
                                                     ==========     ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                     ENGINEERING MEASUREMENTS COMPANY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                               Three Months Ended      Nine Months Ended
                                  January 31,             January 31,
                                1996       1995         1996       1995

Sales                        $2,179,253 $2,222,522   $6,458,074 $7,279,084
Cost of sales                 1,254,957  1,351,035    3,627,697  4,285,680
                              ---------  ---------   ----------  ---------
Gross margin on sales           924,296    871,487    2,830,377  2,993,404
                              ---------  ---------   ----------  ---------
Operating expenses:
  Selling                       464,130    587,555    1,476,617  1,886,089
  General and administrative    219,448    367,372      603,893    692,142
  Research and development      101,221    112,578      298,393    335,236
  Provision for doubtful
   accounts                      10,773     10,926       47,040     25,293
                              ---------  ---------   ----------  ---------
Total operating expenses        795,572  1,078,431    2,425,943  2,938,760
                              ---------  ---------   ----------  ---------
Income from operations          128,724   (206,944)     404,434     54,644
                              ---------  ---------   ----------  ---------
Other income/(expense):
  Gain/(loss) on sale of stock      877       (442)      23,546     (4,222)
  Interest expense              (13,212)   (24,801)     (43,481)   (66,388)
  Royalty and other income       43,172     50,523      118,123    119,266
                              ---------  ---------   ----------  ---------
Total other income               30,837     25,280       98,188     48,656

Income from operations
  before income taxes           159,561   (181,664)     502,622    103,300

Income tax provision             10,351    (69,059)     132,160     42,116
                              ---------  ---------   ----------  ---------
Net income                      149,210   (112,605)     370,462     61,184
                              =========  =========   ==========  =========
Earnings per share from
  operations                       0.06      (0.04)        0.14       0.02

Net earnings per share on a
  fully diluted basis             $0.04     ($0.04)       $0.12      $0.02
                              =========  =========   ==========  =========

Weighted average number of
  shares outstanding          2,746,385  2,749,619    2,737,496  2,808,030
                              =========  =========   ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ENGINEERING  MEASUREMENTS COMPANY
      CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                (Unaudited)

                  INCREASE/(DECREASE) IN CASH
                                          Nine Months  Ended January 31,
                                             1996                1995
Cash flows from operating activities:
  Net income                                $370,462             $61,184
    Adjustments to reconcile net income
      to net cash provided by
      operating activities--
Depreciation and amortization                236,302             273,017
Deferred tax provision/(benefit)             (27,085)            (54,153)
Provision for doubtful accounts               (4,966)              ---
Gain on sales of investments                 (23,546)              4,222
Changes in assets and  liabilities-
 Receivables                                  (1,491)            387,358
 Inventories                                (263,634)           (116,588)
 Prepaid expenses                            (39,470)            (34,742)
 Accounts payable and accrued liabilities     18,980            (104,011)
                                           ---------          ----------
Net cash provided by operating activities    265,552             416,287
                                           ---------          ----------
Cash flows from investing activities:
 Capital expenditures, net                  (184,407)           (241,661)
 Expenditures for intangible assets          (36,686)             (9,826)
 Investment purchases                       (128,130)         (3,726,723)
 Proceeds from sale of investments           185,831           3,886,016
Net cash provided by/(used) in             ---------          ----------
  investing activities                      (163,392)            (92,194)
                                           ---------          ----------
Cash flows from financing activities:
 Payments of long and short term debt       (152,848)           (152,848)
 Purchase of treasury stock                    ---              (531,626)
 Proceeds from exercise of stock options      31,600              85,426
 Principal payment under capital
   lease obligations                         (12,431)            (12,878)
                                           ---------         -----------
Net cash used in financing activities       (133,679)           (611,926)
Net increase/(decrease) in cash            ---------         -----------
  and cash equivalents                       (31,519)           (287,833)
Cash and cash equivalents at
  beginning of period                        312,183             810,631
                                           ---------         -----------
Cash and cash equivalents at
  end of period                             $280,664         $   522,798
                                           =========         ===========
Supplemental disclosure of cash
 flow information:
  Cash paid during period for--
    Interest                               $  44,499       $     63,920
    Income taxes                              24,188            205,127

  The accompanying notes are an integral part of these consolidated financial statements.

                       ENGINEERING  MEASUREMENTS  COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have
been  included.   Operating results for the nine months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1996. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1995.

1.  Principles of Consolidation

The consolidated financial statements include the accounts of Engineering Measurements Company (the Company) and its subsidiary, General Metrology Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:


                                     January 31, 1996      April 30, 1995
Raw materials and work-in-process       $1,442,989           $1,259,015
Finished goods                             300,029              220,369
                                        ----------           ----------
                                        $1,743,018           $1,479,384
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


5.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. There are a total of 197,275 shares subject to outstanding options under the Company's stock option plans at January 31, 1996. The effect of the outstanding options and conversion right to purchase the total of 543,041 shares as of January 31, 1996 is dilutive and reflected in the financial statements. Year to date earnings per share on a fully dilutive basis using the treasury stock method was $.14 at January 31, 1996. In 1995 the shares issuable pursuant to the terms of a stockholder loan agreement were dilutive. Earnings per share on a fully dilutive basis using the treasury stock method was $.02 at January 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            A.  Financial Condition

The Company's net working capital increased approximately $355,000 during the nine months ended January 31, 1996. Increases in inventories and deferred taxes and decreases in current maturities of long term debt account for much of the increase in working capital. The current ratio increased to 3.6 from 3.3.

Cash and cash equivalents decreased approximately $31,500 at January 31, 1996 compared to April 30, 1995, due to the Company's investment in higher inventories as well as the continued reduction of debt. The Company intends on investing excess cash in high grade investment securities until the cash is needed for operations.

Accounts receivable are at the same level as at April 30, 1995. The Days Sales Outstanding (DSO) improved nearly 3 days during the latest quarter to 59.3 days for the nine months ended January 31, 1996 compared to 56.0 days for the same period last year.

Inventories increased approximately $264,000 in the first nine months of the fiscal year. The value of inventory decreased $100,000 during the quarter. The inventory turnover ratio for the nine months ended January 31, decreased from
2.42 in 1995 to 1.44 in fiscal 1996. The increase in inventories in part reflects management's decision to make more parts internally rather than buying them from vendors. Internal reorganization put in place in the second quarter has added new emphasis on inventory management.

Investments in common stock of Marcum Natural Gas Services, Inc. decreased approximately $108,000 in accordance with FASB 115, in which available for trade securities will be carried on the books at fair value and unrealized gains and losses will be included in stockholders equity.

The Company is making monthly payments of principal and interest, of approximately $22,000 to pay off the loans from shareholder. The Company does not expect any material capital expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company currently does not have any line of credit arrangements.

                          B.  Results of Operations

                  Nine months ended January 31, 1996 compared
                   to the Nine months ended January 31, 1995

Sales were approximately $821,000 lower in the first nine months of 1996 compared to the first nine months of 1995, an 11.3% decrease, due to lower demand in the domestic market. The Company's order backlog is approximately $927,000 at January 31, 1996, compared to $946,000 at January 31, 1995.

Gross profit increased to 43.8% in 1996 compared to 41.1% in 1995, due to improved purchasing methods resulting in better material costs. Operating expenses were down approximately $513,000 from last year including a $100,000 reduction in commissions expense, reflecting the lower sales level attained to date. Income from operations improved to 6.3% of sales for the nine months ended January 31, 1996 versus 0.8% for the same period a year ago.

The Company recognized gains on the sale of stock of approximately $24,000 in the nine months ended January 31, 1996. The Company recognized a loss of approximately $4,000 from the sale of stock for the nine months ended January 31, 1995.

Royalty and other income decreased approximately $1,000 to approximately $118,000 for the nine months ended January 31, 1996 compared to the same period
last year.   The Company's interest expense has decreased approximately $23,000 for the period ended January 31, 1996 compared to the same period ended in 1995, due to the Company's lower outstanding debt.

Net cash provided by operating activities for the first nine months of 1996 was $266,000 compared to $416,000 for the same period last year. This was due primarily to inventory increases and receivables remaining constant as compared to the decline in the first nine months of 1995.

The income tax provision for the nine months ended January 31, 1996 increased approximately $90,000 compared to the same period in 1995. The impact of deferred tax items resulted in current tax rates of approximately 26.3% and 39.0% in 1996 and 1995, respectively.

                 Three months ended January 31, 1996 compared
                  to the three months ended January 31, 1995.

Sales were approximately $43,000 lower in the three months ended January 31, 1996 compared to the same period in 1995, a 2% decrease, due to lower demand in the domestic market.

Gross margin on sales has increased approximately $53,000 on the lower sales noted above and also improved significantly as a percentage of sales from 39.2% in 1995 to 42.4% in the three months ended January 31, 1996. Reduced material and labor costs were significant factors in this improvement. Operating expenses decreased by approximately $283,000, and as a percentage to sales for the quarter ended January 31, decreased from 48.5% in 1995 to 36.5% in 1996. General and administrative expenses were higher in this quarter in 1995 as a result of a separation agreement with a corporate officer. Selling expenses were approximately 21% lower in 1996 as a result of staff reductions and open positions as well as reduced spending for printing and advertising.

For the quarter ended January 31, royalty and other income decreased approximately $7,000 in 1996 compared to 1995, due to lower interest and dividend income from the Company's high grade investment securities.

The income tax provision for the three months ended January 31, decreased as a percentage of income from 34.8% in 1995 to 6.5% in 1996. This year's tax provision is lower because of the effect of deferred tax items and the tax treatment of interest income and dividends received.

                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended January 31, 1996.

B.  Reports on Form 8-K

    None filed in the quarter ended January 31, 1996.

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

                                      ENGINEERING MEASUREMENTS COMPANY
                                                            Registrant




Date: February 29, 1996   By: /s/ Charles E. Miller
                                  Charles E. Miller, Chairman
                                  (Principal Financial Officer
                                  and Principal Accounting Officer)

February 29, 1996

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Third Quarter Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today net income of $149,210 ($.05 per share) for the third quarter ended January 31, 1996. Net income for the nine-month period ended January 31, 1996 was $370,462 ($.14 per
share).   The Company had a net loss of approximately $113,000 and net income of approximately $61,000 for the three and nine-month periods last year. Sales for the quarter were approximately $2.2 million, and for the nine-month period approximately $6.5 million; a 2% and an 11% decrease respectively over the comparable periods last year.

Income from operations for the three and nine-month periods ended January 31, 1996, were approximately $129,000 and $404,000, as compared to a loss of approximately $207,000 and income of approximately $55,000 for the same periods last year.


         E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                               Operating Results
                      Third Quarter Ended January 31, 1996

                                Three Months Ended     Nine Months Ended
                                    January 31,            January 31,
                                 1996       1995       1996       1995
Net sales                    $2,179,253 $2,222,522 $6,458,074 $7,279,084

Income from operations          128,724   (206,944)   404,434     54,644

Other income                     30,837     25,280     98,188     48,616

Income taxes                     10,351    (69,059)   132,160     42,116

Net income                      149,210   (112,605)   370,462     61,144

Net earnings per share             $.06      ($.04)      $.14       $.02

Average number of shares
outstanding                   2,746,385  2,749,619  2,737,496  2,808,030

                                      PAGE 11 OF 11