Form 10KSB
period 1996-04-30
ENGINEERING MEASUREMENTS CO
filed 1996-07-26
CIK 205303

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-KSB

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]
     For the Fiscal Year ended:  April 30, 1996
or
     Transition report under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 [No Fee Required] for the transition period from      to     .

                        Commission File No.:  0-9880

                      ENGINEERING MEASUREMENTS COMPANY
           (Exact name of Registrant as specified in its charter)

             Colorado                                     84-0572936
      (State or other jurisdiction of           (I.R.S. Identification No.)
      incorporation or organization)

            600 Diagonal Highway, Longmont, Colorado   80501
           (Address of principal executive offices  (Zip Code)

               Issuer's telephone number:  (303) 651-0550

        Securities registered under Section 12(b) of the Act:  None

        Securities registered under Section 12(g) of the Act:

                      Common Stock par value $.01
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X          No

Check if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.          X

Issuer's revenues for its most recent fiscal year: $8,665,808

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 22, 1996 was $8,947,419.

The number of shares outstanding of Registrant's $.01 par value common stock, as July 22, 1996 was 2,753,052.

No documents are incorporated by reference into the text of this report.

Transitional Small Business Disclosure Format : Yes    ; No X


                                                   Exhibit Index on Pages 35-37

PART I

ITEM 1. BUSINESS

General

Engineering Measurements Company ("EMCO" or the "Company") is a Colorado corporation which was incorporated on January 4, 1967. The Company's executive offices and factory are located at 600 Diagonal Highway, Longmont, Colorado 80501. Its telephone number is (303) 651-0550.

The Company designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases.
The Company operates within the flow measurement devices and systems industry segment (S.I.C. Code No. 3823). The Company generates its revenues from the sales of flowmeter hardware, as well as from royalty income related to technological licensing arrangements, both foreign and domestic. With its 29 years experience in the field of flow measurement, Engineering Measurements Company is able to provide its customers with a family of products capable of measuring almost any kind of fluid or gas flow. While the Company has historically been strongest in energy utility flow measurement (particularly steam metering) it has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Utilizing a network of distributors and commissioned sales representatives, the Company markets flowmeters worldwide.

A new contract  has been signed with Danfoss to extend the marketing agreement
through May 1, 1998.   Terms of the alliance with Danfoss A/S allow the Company
to be the exclusive distributor for Danfoss' MAG and MASS flowmeters in the U.S. industrial market under the "EMCO" label. In turn, Danfoss is allowed to market and distribute EMCO's Vortex PhD flowmeter on a non-exclusive basis under the "Danfoss" label in Europe. The marketing agreement signed with Danfoss A/S completes the Company's "family of flowmeters". This family features five types of flowmeters capable of handling a broad spectrum of applications (steam, gas and liquid) as well as a large range of line sizes. It also positions the Company to compete on a product level with any flowmeter manufacturer in the world.

In June, 1991, the Company acquired 604,000 shares of Marcum Natural Gas (MGAS) common stock as a result of a merger of Measurement Auditors Company, a former 75.6% subsidiary of the Company, with MGAS and the sale of the CNG dispenser and certain other assets and rights to DVCO, a subsidiary of MGAS. In May, 1992, the Company exchanged 300,000 shares of MGAS common stock for 300,000 shares of Patrick Petroleum Company common stock. The exchange was made because although MGAS common stock is publicly traded, its volume is lower than the Patrick Petroleum Company common stock. The Company also receives a royalty from its sale of the CNG dispenser and technology.

In July, 1993, the Company exchanged 50,000 shares of MGAS common stock with Patrick Petroleum to eliminate certain rights of first refusal and option rights related to the June, 1991, transaction with MGAS and sold 50,000 shares of MGAS common stock in open market transactions. The Company retains 154,000 shares of MGAS common stock at April 30, 1996, compared to the 204,000 shares held at April 30, 1995. The MGAS common stock is valued at market in the "Other Assets" portion of the Company's consolidated balance sheet. See Footnote 3, Investments, in the Notes to Consolidated Financial Statements.

 Mr. Charles E. Miller, chief executive officer, president and chairman of the board of directors of the Company, has been appointed a director of MGAS and Mr. Miller has entered into a consulting agreement with DVCO. Pursuant to the consulting agreement, which expired December 31, 1994, approximately 50% of Mr. Miller's time was spent working for DVCO, Inc.

Products

The Company has developed, and markets a series of products to measure the flow of steam, chilled and hot water, natural gas, compressed gases and other fluids in a pipeline. Also included are products which support the primary flow measurements, such as pressure and temperature measurements and supporting electronics.

The Company has two major technologies used in its product lines. The sales contribution by each technology as a percent of sales for fiscal years 1996 and 1995 are as follows:

Technology                FY 1996        FY 1995
Volumetric                  76%            75%
Mass                        24%            25%

Volumetric technologies include the following products: insertion, vortex shedding, and positive displacement meters. Mass technologies include the following products: electromagnetic, coriolis, flow processors and digital valves.

The Company manufactures a series of insertion meters for various applications of steam, liquids and compressed gas measurement. The insertion meters offer customers solutions for metering flows in large size pipes. Each is available with an assortment of options allowing for extremes in flow range, pressure and temperature, with adaptation to various output requirements which provide mass and energy measurement for totalizing or computer input.

The Company introduced a line of vortex shedding flowmeters in fiscal year 1992. The Vortex PhD has no moving parts, provides high reliability, has low maintenance requirements and is capable of operating with dirty fluids.

The Company also develops, manufactures and markets a series of positive displacement meters which provide accurate measurements of fluid flow rates. The products' primary applications relate to the measurement of viscous fluids, such as crude oil, as well as applications requiring a high degree of accuracy.

As a result of the marketing agreement with Danfoss A/S of Denmark, EMCO serves as the exclusive distributor for Danfoss' electromagnetic (MAG) flowmeters and coriolis (MASS) flowmeters in the U.S. industrial marketplace. These two Danfoss meters are marketed and distributed under the "EMCO" label in the U.S., establishing EMCO as one of the few companies in the world to offer a complete line of flowmetering technologies.

Digital valves are digitally actuated control valves providing industry with a unique means of controlling and measuring the flow of fluids. Because of their accuracy and speed of response, these products are capable of providing a high degree of control that cannot easily be matched by other valves. In addition, this product can be configured as a metering valve, thus providing both measurement and control.

All Company products utilize a family of digital flow processors to provide a wide range of measurement processing. The flow processors provide the desired outputs in engineering units, such as gallons, liters, etc., with provisions for computing density, mass flow and enthalpy.

Product Distribution

The Company uses a network of distributors and commissioned sales representatives to market the Company's flowmeters worldwide. The Company also markets the Vortex PhD through Danfoss' network of wholly owned subsidiaries, primarily in Western Europe.

Competition

The Company encounters various levels of competition in its different product lines. The flow products face somewhat less competition when the application is large size steam lines. Here, the product is sold primarily on the basis of quality, performance and return on investment, with little price competition.
In smaller sized steam lines, as well as applications where other energy utilities or process fluids are being measured, the Company faces a greater level of competition and price is often a factor. However, no one company is a major force in this market segment.

The positive displacement meter products encounter direct competition in most of their markets. Two companies, one utilizing the same technology and the other employing a different technological approach, comprise most of the competition. Quality, performance and selling price are all important competitive factors.

Digital Valve products offer unique performance characteristics as regards speed, accuracy and direct digital control. Where the application requires these characteristics, the Company experiences no direct competition and price is generally not a factor. In less demanding installations, the Company faces direct competition from the manufacturers of more traditional control valves. In such cases, price does become a competitive factor.

Raw Materials

The Company purchases electronic components, printed circuit boards, fabricated sheet metal parts, machined components, raw steel and aluminum, metallic castings, various other materials and electrical energy from various suppliers. These purchased components are generally available and the loss of any one supplier would not have a material adverse impact on the Company's operations.

Customers

For Fiscal Year 1996, one customer, Danfoss, accounted for more than 10% of the Company's reported revenues. The loss of this customer could have an adverse effect on the Company.

Patents

EMCO has acquired, or is currently pursuing, patent protection on a number of its products, although management believes that the protection afforded by patenting is generally not important to the success of the Company. Patents are prevalent in the flow metering industry and, since the Company has not conducted exhaustive infringement searches on all of its products, it is possible that one or more of its products may infringe upon the patents of others.

Depending on the product involved, a lawsuit against the Company for patent infringement could result in damages in a material amount being assessed against the Company which would have an adverse effect on the financial condition of the Company. At this time the Company is not aware of any litigation regarding matters involving the Company and its products.

Seasonal and Other Conditions

The Company's sales and production are affected by slight seasonality caused by the Company's emphasis on steam energy measurement. However, the Company's marketing initiatives designed to increase the importance of the Process Control market (a nonseasonal market), should mitigate against the effect of seasonality in the future. Sales are also affected by the capital budgeting plans of large industrial firms, as well as by other economic and political conditions.

Working Capital Requirements

The Company is not required to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. In addition, the Company's working capital of approximately $3,440,000 as of April 30, 1996 is adequate to meet its current obligations. The Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements.

Backlog

At April 30, 1996, the total order backlog was approximately $1,899,000 as compared to $970,000 at April 30, 1995. It is anticipated that the entire backlog outstanding at April 30, 1996 will be shipped in the fiscal year ending April 30, 1997.

Government Approvals and Regulation

The Company's principal products and services are not subject to government approvals. The Company does not expect any significant effect on its business from existing or probable government regulations. No material portion of the Company's sales is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Research and Development

 The Company maintains research and development programs on a continuing basis. Research activities are primarily directed toward flow measurement and control. The Company spent approximately $427,000 for research and development in the fiscal year ending April 30, 1996, and about $466,000 in the fiscal year ending April 30, 1995.

Research and development expenses were slightly lower in 1996 than in 1995, due to lower product approval costs.

In 1996, the emphasis of research and development was new product development, and value engineering. Management believes that research and development expenses will be higher in the future due to further new product development and enhancements. The intent of the Company's research and development is twofold:
1) Develop new flowmeter products, and 2) Continue to improve product cost and quality.

Effects of Environmental Regulations

Compliance with present federal, state and local regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment should not have any material adverse effect on the capital expenditures, earnings and competitive position of the Company. The Company does not plan any capital expenditures for environmental control facilities during the current and succeeding fiscal year.

Employees

At April 30, 1996, EMCO had 71 full-time employees, of which 8 are employed in administrative duties, 7 in sales and marketing duties, 6 in research and development and 50 in production, customer service and application engineering. This compares with 75 full-time employees at April 30, 1995. The Company had 3 part time employees at April 30, 1996.

Foreign Sales

In fiscal year 1996, the Company had foreign sales of approximately $2,420,000, or 27.9% of total sales, as compared to approximately $2,327,000 or 24.8% of sales in fiscal year 1995. The increase of sales for fiscal year 1996 in Europe is due primarily to one major project which accounted for approximately $190,000
in sales.   The breakdown of foreign sales for fiscal years 1996 and 1995, in dollars and percent of total sales are:

                     FY 1996            FY1995
Europe         $1,579,000  18.2% $1,469,000  15.6%
Asia              306,000   3.5%    367,000   3.9%
Other             535,000   6.2%    491,000   5.3%

All foreign sales are exports from domestic operations.

ITEM 2.  PROPERTIES

The Company maintains its executive offices and factory at 600 Diagonal Highway, Longmont, Colorado in a 44,800 square foot brick, concrete and cinder block facility. The purchase of this facility by the Company was financed through the sale of tax exempt industrial development revenue bonds in 1981. Such bonds constitute a lien on the real estate.

In Management's opinion, the current executive offices and factory space are more than adequate for the Company's current operations and should provide enough space through Fiscal Year 1997 or later. Management also believes the building is in adequate condition for office and factory use, and will require no substantial improvements through Fiscal Year 1997 or later.


ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

The Company's common stock is traded over-the-counter and is quoted on the NASDAQ National Market (Symbol EMCO). The table below represents the high and low bid prices of the Company's common stock for its two most recent fiscal years. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                Quarters Ended in Fiscal Year 1996
                           07/31/95   10/31/95           01/31/96  04/30/96
          High              $2.63       $2.81              $3.13     $3.63
          Low               $2.19       $2.06              $2.31      $2.81

                                Quarters Ended in Fiscal Year 1995
                           07/31/94   10/31/94           01/31/95  04/30/95
          High              $3.75       $3.88              $3.50      $2.88
          Low               $3.00       $3.13              $2.50      $2.25

Approximate Number of Holders of Common Stock

The number of holders of record of the Company's common stock as of July 22, 1996, was 572.

Company Dividend Policy Disclosure

The Company has never paid cash dividends on its common stock and currently has no plans to do so in the foreseeable future. The Company has no restrictions on the ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain oral and written statements of management of the Company included in the Form 10-KSB and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations and involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION:

Liquidity, Capital Resources and Cash Flows

Net working capital increased approximately $402,000 during the fiscal year ended April 30, 1996, primarily due to higher cash, receivables, and inventory; and lower current maturities of long-term debt. The working capital ratio for fiscal year 1996 increased to 3.9 from 3.3 the previous fiscal year.

The Company does not have any lines of credit with any lenders. Currently the Company pays approximately $21,000 (principal and interest) a month to pay off the loans from a stockholder. Included in the $21,000 monthly payment is approximately $12,000 for the building mortgage payments. The building mortgage will mature in October 1996. The Company expects to make the payments out of normal operating cash flow.

As indicated by the financial statements, the Company's short-term borrowings, long-term debt, leases, and loans from stockholder have decreased from approximately $777,000 at April 30, 1995, to approximately $556,000 at April 30, 1996. Management intends to further lower debt by scheduled repayment of
the stockholder loans from cash generated by operations.   The Company uses
excess cash to invest in high grade securities until the cash is needed for operations. As of April 30, 1996, the Company has invested approximately $708,000 in high grade investment securities.

Cash and cash equivalents increased approximately $221,000, due to management's desire to fund future capital expenditures out of operations. Management believes it has adequate cash to support operations. This belief is supported by the fact that positive cash flow from operating activities of approximately $583,000 offset by investing activities of approximately $173,000, and debt and lease obligations of approximately $189,000. The Company will continue to manage cash in order to support operations.

Net accounts receivable increased by approximately $41,000, due to slightly slower collections. The slower collections are reflected by the slight increase of the Company's Days Sales Outstanding (DSO) from 58.9 days to 59.7 days in fiscal years 1995 and 1996, respectively.

Short-term investments decreased approximately $37,000 due to the Company selling investments during the year, offset by a lower adjustment of recording investments at market value. The impact of recording investments at market value decreased the cost by approximately $55,000.

Inventories increased approximately $95,000, and the inventory turn ratio decreased from 2.34 in 1995 to 1.45 in 1996. The increase in inventory is due primarily to lower inventory usage; the result of sales being approximately $733,000 lower.

Accounts payable decreased approximately $42,000 due to lower material purchases from lower sales volume.

Accrued liabilities increased approximately $11,000 due to higher income taxes.

The Company does not have any material commitments for capital expenditure

Net working capital and the working capital ratio for the last two fiscal years were:

                                     As of April 30
                                  1996          1995
        Working capital         $3,441,931     $3,040,228
        Working capital ratio      3.9            3.3

Material changes in cash flows are summarized as follows:
                                                As of April 30
                                              1996          1995
Net cash provided by
  operating activities                      $582,783      $176,882
Net cash provided by (used in)
  investing activities                     ($173,219)      $29,139
Net cash provided by (used in)
  financing activities (1)                 ($189,026)    ($704,469)
Net increase (decrease) in cash
  and cash equivalents                      $220,538     ($498,448)

(1) The net cash used in financing activities in fiscal year 1995 includes approximately $584,000 in treasury stock purchases.

Management believes EMCO will enjoy improved results in the future. The basis of management's belief is that the Company has a strong foundation upon which
to grow.   The Company has accomplished the following:

    A. The Company received ISO 9001 certification in July 1995. ISO certification is an international recognized standard for manufacturers.
    B. The Company plans to introduce new products to the market in the coming year. The Company will conduct R&D activity for new products to be introduced in coming years. The Company will also emphasize value engineering to sustain margin despite increasing price competition.
    C. The Company continues to make improvements in overall production efficiency; through increased investments in people and equipment. The Company is now capable of manufacturing more product at little or no increased fixed cost. The increase in gross margins in fiscal year 1996, despite the decrease in sales volume, reflects the greater efficiency.
    D. The Company's balance sheet remains strong with the primary emphasis on the elimination of debt. The significant reduction in debt will reduce the amount of interest payments, which management believes will directly improve profitability. The Company also recognized approximately $67,000 in interest and dividend income from investments during the fiscal year ended April 30, 1996.

Management is not aware of any known trends, events or uncertainties that have had, or are likely to have an impact on short-term or long-term liquidity of the Company.

RESULTS OF OPERATIONS:

Sales Revenues

Sales revenues for the Company decreased approximately $733,000 or 7.8% in fiscal year 1996 as compared to fiscal year 1995. Domestic sales accounted for the entire 7.8% decrease in overall sales. The domestic sales were slow, in part, due to the late approval of the government budget. Government spending was put on hold because there was no funding available. Sales were also lower due to increased competition and more discounting. Additionally, sales were slowed due to the long time required to get product approvals in foreign developing nations. The Company has seen an increase in sales since the budget was approved, and with product approvals in foreign countries. The increase in backlog at April 30, 1996 further supports the volume increases discussed. The Company continues to place a high priority on product quality and customer satisfaction. Management believes this emphasis will have long-term positive impacts on sales. Finally, the Company continues to make major investments in manufacturing, and will continue to maintain a healthy product development program.

Net Income

In  fiscal  year  1996,  the Company recognized  net income  of  $400,049,   as
compared  to  a  net  loss of $54,160 for fiscal year 1995.   The  increase  in
income in 1996 can be attributed to the following:

                                           1996        1995
Operating Income/(Loss)
  from Operations                        $485,643   ($162,174)

Gain on Sale of Stock                      34,524      22,171

Royalty and other income                  141,771     136,671

Interest Expense                          (56,185)    (84,800)

The Company's increase in income from continuing operations in 1996 is due primarily to management's emphasis on cost containment. The gross margin on sales in 1996 was 44% as compared to 40% in 1995, which is attributable to lower material costs. Gain on sale of stock is approximately $12,000 greater in fiscal year 1996, and includes approximately $5,000 in gains from the sale of 50,000 shares of Marcum Natural Gas Services, Inc. common stock. Royalty and other income is approximately $5,000 higher in fiscal year 1996. Interest expense decreased by approximately $29,000 due to the reduction of corporate debt.

Gross Margins

Overall gross margins for the past two years are reflected as follows:

                                                     As of April 30
                                                      1996    1995

     Gross margin                                      44%     40%

The increase in gross margin from 1996 to 1995 was due to lower material costs (4.9%), partially offset by manufacturing fixed costs. Management in the future will invest to make manufacturing more efficient.

Selling Expense

The Company incurred the following selling expenses as a percent of sales:
                                                      As of April 30
                                                       1996    1995

     Selling expense                                    24%     27%

The decrease in selling expense is attributed to a decrease in product promotion. Management in the future will continue to promote the Company's products through increased in-field sales management, advertising in trade journals, industry trade shows and telemarketing.

General and Administrative

General and administrative expense for the Company as a percent of sales for the past two years is as follows:
                                                     As of April 30
                                                      1996    1995

     General and administrative expense                 9%       9%

General and administrative expenses as a percent of sales in fiscal year 1996 were similar to the prior year. Actual expenses were approximately $79,000 lower in fiscal year 1996. Management intends in the future for general and administration expenses not to increase as quickly as sales.

Research and Development

Research and development expense as a percent of the Company's sales over the past two years is:

                                                     As of April 30
                                                      1996    1995

     Research and development expense                   5%       5%

Research and development expenses decreased approximately $39,000 in 1996 due to lower labor costs. Management intends in the future to increase product development activities; while continuing to perform value engineering to lower the product cost and improve product quality.

Provision for Doubtful Accounts

The provision for doubtful accounts has increased from $13,503 in 1995 to $47,574 in 1996. Bad debt expense as a percent of sales for the past two years is as follows:

                                                     As of April 30
                                                      1996    1995

     Provision for doubtful accounts                 <.55%    <.15%

Gains/(Losses) on Sale/Exchange of Stock

The Company recognized gains from the sale of stock in fiscal year 1996 from the following activities: 1) Gain on the sale of 50,000 shares of Marcum Natural Gas Services, Inc. common stock of approximately $5,000; 2) Gain on sales of high grade investments of approximately $30,000. In fiscal year 1995, the Company recognized gains on sales of high grade investments of approximately $22,000.

Interest Rates

The outstanding borrowed amounts, the interest expense, and the effective interest rates, are shown below for the past two years:

                                    As of April 30
                                   1996        1995
     Amount Borrowed            $555,940    $776,566
     Interest Expense            $56,214     $84,800
     Interest Rates                 8.4%        9.6%

The borrowed amounts have decreased due to paying off debt.   The interest
rate is lower in fiscal year 1996 because leases with higher interest rates were paid off. Management believes the Company's interest rates in the future will continue to stay at the same relative rate.

Income Taxes

Income taxes as a percentage of pre-tax income are depicted below:
                                                As of April 30
                                                1996       1995

     Income tax expense                           34%      (39%)

The reasons income taxes have varied significantly are shown in Note 6 of the Notes to Consolidated Financial Statements.

Trends

Most of the Company's sales (approximately 72%) are generated in the United States. Therefore, the health of the U.S. economy has a significant impact on the Company. However, the Company has such a small share of the total market currently that management believes the Company can continue to grow despite the fluctuations in the domestic economy. While the Company generates approximately 28% of sales internationally, management believes that the Danfoss marketing agreement (in which Danfoss markets and distributes the Company's Vortex PhD flowmeter in Europe and around the world), along with continued sales emphasis in developing nations, will cause international sales to increase beyond the current 28% in the near future.

The Company has a diverse product mix. Therefore, it is unlikely that any single competitor can have a decidedly negative impact on EMCO. The Company is able to address a number of different markets with a variety of products and technologies. Therefore, the Company's product market risk is also lower than many companies.

Finally, the Company has eliminated bank debt altogether and has such a low level of total debt that management feels relatively insulated from any developments which might impact capital markets.

The Company does not anticipate any events to cause material changes in the revenue/cost relationship in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS


The following consolidated financial statements of Engineering Measurements Company are found on Pages 15 through 28.
                                                           Page
Report of Independent Certified Public Accountants         15
Consolidated Balance Sheets-April 30, 1996 and 1995        16,17
Consolidated Statements of Operations-Years Ended
 April 30, 1996, and 1995                                  18
Consolidated Statements of Changes in Stockholders'
 Equity-Years Ended April 30, 1996, and 1995               19
Consolidated Statements of Cash Flows-Years Ended
 April 30, 1996, and 1995                                  20
Notes to Consolidated Financial Statements                 21-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Engineering Measurements Company

We have audited the accompanying consolidated balance sheets of Engineering Measurements Company (a Colorado corporation) as of April 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material repeats, the consolidated financial position of Engineering Measurements Company as of April 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years then needed, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP

GRANT THORNTON LLP


Denver, Colorado
June 14, 1996

            ENGINEERING MEASUREMENTS COMPANY
              CONSOLIDATED BALANCE SHEETS

                         ASSETS

                                                                April 30,
                                                            1996         1995
Current assets:
  Cash and cash equivalents                                $532,721     $312,183
  Accounts receivable, net of allowance for doubtful
    accounts of $75,687 at  April 30, 1996
    and $135,913 at  April 30, 1995                       1,313,033    1,272,481
  Short-term investments                                    708,042      744,672
  Inventories                                             1,574,547    1,479,384
  Prepaid expenses                                           75,892       34,296
  Other receivables                                          50,141       67,020
  Deferred income taxes                                     380,969      437,175
                                                         ----------   ----------
         Total current assets                             4,635,345    4,347,211
                                                         ----------   ----------
Property and equipment, at cost:
  Land                                                      568,940      568,940
  Building & improvements                                 1,589,118    1,534,811
  Vehicles                                                   16,791       16,791
  Machinery and equipment                                 2,561,532    2,515,343
  Office furniture and fixtures                           1,209,306    1,004,285
                                                         ----------   ----------
                                                          5,945,687    5,640,170

  Less accumulated depreciation                          (4,032,724)  (3,735,375)
                                                         ----------   ----------
         Net property and equipment                       1,912,963    1,904,795
                                                         ----------   ----------

Other assets:
  Investment in common stock of Marcum Natural
    Gas Services, Inc.                                      197,312      357,001
  Other                                                      90,237       68,159
                                                         ----------   ----------
         Total other assets                                 287,549      425,160
                                                         ----------   ----------

TOTAL ASSETS                                             $6,835,857   $6,677,166
                                                         ==========   ==========

      The accompanying notes are an integral part of these statements.
                              (Continued)

                    ENGINEERING MEASUREMENTS COMPANY
                CONSOLIDATED BALANCE SHEETS - CONTINUED

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 April 30,
                                                            1996         1995
Current liabilities:
  Current portion of long-term debt                       $137,558     $220,556
  Accounts payable                                         462,332      504,201
  Accrued liabilities                                      593,524      582,226
                                                       -----------  -----------
         Total current liabilities                       1,193,414    1,306,983
                                                       -----------  -----------
Long-term liabilities:
  Loans from stockholder less current maturities           418,382      544,402
  Leases less current maturities                                 0       11,608
  Deferred income taxes                                    183,100      167,000
                                                       -----------  -----------
         Total long-term liabilities                       601,482      723,010
                                                       -----------  -----------

Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    2,943,452 shares issued at April 30, 1996,
    2,923,452 shares issued at April 30, 1995,
    2,753,052 shares outstanding at April 30, 1996,
    2,733,052 shares outstanding at April 30, 1995          29,435       29,235
  Capital in excess of par value                         1,988,327    1,956,927
  Unrealized holding losses                                (56,416)     (18,555)
  Retained earnings                                      3,709,314    3,309,265
  Treasury stock at cost; 190,400 shares at
    April 30, 1996 and 1995                               (629,699)    (629,699)
                                                       -----------  -----------
         Total stockholders' equity                      5,040,961    4,647,173
                                                       -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $6,835,857   $6,677,166
                                                        ==========   ==========

      The accompanying notes are an integral part of these statements.

                    ENGINEERING MEASUREMENTS COMPANY

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended
                                                              April 30,
                                                          1996         1995
Sales                                                   $8,665,808   $9,399,114
Cost of sales                                            4,852,125    5,608,272
                                                       -----------  -----------
Gross margin on sales                                    3,813,683    3,790,842
                                                       -----------  -----------
Operating expenses:
  Selling                                                2,040,468    2,581,608
  General and administrative                               812,966      892,021
  Research and development                                 427,032      465,884
  Provision for doubtful accounts                           47,574       13,503
                                                       -----------  -----------
Total operating expenses                                 3,328,040    3,953,016
                                                       -----------  -----------
Income (loss) from operations                              485,643     (162,174)
                                                       -----------  -----------
Other income/(expense):
  Gain on sale of stock                                     34,524       22,171
  Interest expense                                         (56,185)     (84,800)
  Royalty and other income                                 141,771      136,671
                                                       -----------  -----------
Total other income                                         120,110       74,042

Income/(loss) from operations before
  income taxes                                             605,753      (88,132)

Income tax provision/(benefit)                             205,704      (33,972)
                                                       -----------  -----------
Net income/(loss)                                         $400,049     ($54,160)
                                                       ===========  ===========

Net earnings/(loss) per share                                $0.15       ($0.02)
                                                       ===========  ===========
Net earnings/(loss) per share on a fully
  diluted basis                                              $0.13       ($0.02)
                                                       ===========  ===========
Weighted average number of
  shares outstanding                                     2,741,385    2,786,785
                                                       ===========  ===========

      The accompanying notes are an integral part of these statements.

                                           ENGINEERING MEASUREMENTS COMPANY

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  Capital in
                              Common Stock        excess of      Deferred    Unrealized   Retained     Treasury
                           Shares     Par Value   Par value    Compensation   (Losses)    Earnings       Stock
Balance at April 30, 1994  2,847,802   $28,478    $1,850,723      $(6,093)          $0    $3,363,425   $(45,360)

Net income (loss)                                                                            (54,160)
Stock Options
 Exercised                    75,650       757       127,297
 Vested and charged
  to operations                                                     3,750
 Expired                                             (21,093)       2,343
Treasury stock purchases                                                                               (584,339)
Investment valuation                                                           (18,555)
                           ---------- ---------    ----------   ----------   ----------   ----------  ----------
Balance at April 30, 1995  2,923,452    29,235     1,956,927            0      (18,555)    3,309,265   (629,699)

Net income (loss)                                                                            400,049
Stock Options
 Exercised                    20,000       200        31,400
Investment valuation                                                           (37,861)
                           ---------- ---------    ----------   ----------   ----------   ----------  ----------
Balance at April 30, 1996  2,943,452   $29,435    $1,988,327           $0     $(56,416)   $3,709,314  $(629,699)
                           ========== =========    ==========   ==========   ==========   ==========  ==========

 The accompanying notes are an integral part of these financial statements.

                   ENGINEERING MEASUREMENTS COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE/(DECREASE) IN CASH
                                                         Year Ended
                                                          April 30,
                                                        1996         1995
Cash flows from operating activities:
Net income (loss)                                  $400,049      $(54,160)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities--
Depreciation and amortization                       311,955       347,296
Deferred tax provision/(benefit)                     96,306       (72,427)
Provision for doubtful accounts                     (60,226)       10,913
Gain on sales of investments                        (34,524)      (22,171)
Stock option compensation                                 0        12,628
Changes in assets and liabilities-
Receivables                                          36,553       382,299
Inventories                                         (95,163)     (142,719)
Prepaid expenses                                    (41,596)       24,302
Accounts payable and accrued liabilities            (30,571)     (309,079)
Net cash provided by                               ---------     ---------
 operating activities                               582,783       176,882
                                                   ---------     ---------
Cash flows from investing activities:
 Purchases of property and equipment               (305,311)     (257,805)
 Expenditures for intangible assets                 (36,684)      (14,953)
 Investment purchases                              (236,721)   (3,726,723)
 Proceeds from sale of investments                  405,497     4,028,620
Net cash provided by/(used) in                     ---------     ---------
 investing activities                              (173,219)       29,139
                                                   ---------     ---------
Cash flows from financing activities:
Payments of long and short term debt               (203,797)     (203,798)
Purchase of treasury stock                                0      (584,339)
Proceeds from exercise of stock options              31,600       100,426
Payments on capital lease obligations               (16,829)      (16,758)
                                                   ---------     ---------
Net cash used in financing activities              (189,026)     (704,469)
Net increase/(decrease) in                         ---------     ---------
cash and cash equivalents                           220,538      (498,448)
Cash and cash equivalents at beginning of year      312,183       810,631
                                                   ---------     ---------
Cash and cash equivalents at end of year           $532,721      $312,183
                                                   =========     =========
Supplemental disclosure of cash flow information:
 Cash paid during year for--
  Interest                                          $56,185       $83,482
  Income taxes                                       24,084       205,527

     The accompanying notes are an integral part of these statements.

                      ENGINEERING MEASUREMENTS COMPANY

                 Notes to Consolidated Financial Statements

1. Organization and Business

Engineering Measurements Company (EMCO or the Company) designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases. The Company sells products for energy utility flow measurement (particularly steam metering), but it also has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Utilizing a network of distributors and commissioned sales representatives, the Company markets flowmeters worldwide. (See Note 7 to the Consolidated Financial Statements).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary General Metrology Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.

Investments

Investments in debt and qualifying equity securities are classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity investments are debt securities that the Company has the positive intent and ability to hold to maturity. These investments are recorded at amortized cost. Debt and equity securities purchased for the purpose of resale in the near term are classified as trading investments and are recorded at fair value. Unrealized gains or losses on these investments are included in earnings of the current period. Other debt and equity securities that are not categorized as held-to-maturity or trading are classified as available-for-sale and reported at fair value. Unrealized gains or losses on these securities are reported as a separate component of stockholders' equity, net of applicable income tax expense or benefit. All of the debt and qualifying equity securities of the company are considered available-for-sale.

Depreciation and Amortization

Depreciation of property and equipment is provided on the straight-line method over the following estimated useful lives:

         Building and improvements       10-25 years
         Vehicles                        3-8 years
         Machinery and equipment         5-8 years
         Office furniture and fixtures   4-8 years

Warranty

An estimated liability for warranty costs, based on Management's estimate of future warranty costs, is recorded in the year in which sales are made.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. Also during fiscal year 1996, there were a total of 197,275 shares outstanding under the Company's stock option plans. The effect of the outstanding options and conversion right to purchase the 543,041 shares as of April 30, 1996 is dilutive and reflected in the financial statements.

Cash Equivalents

For purpose of the statements of cash flows, the Company considers all highly liquid cash investments with original maturity dates of three months or less to be cash equivalents.

Reclassifications

Certain reclassifications have been made to conform prior year's information with the current year presentation.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Investments

The Company classifies debt and equity securities as available-for-sale securities. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity.

 The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at April 30, 1995 and 1996 are amortized as follows:

                               Gross       Gross       Gross
                               Amortized   Unrealized  Unrealized
                               Cost        Gains       Losses      Fair Value
Available-for-sale securities
   Equity securities             $775,380     $46,200     $42,130    $779,450
   Debt securities                356,710        ---       34,487     322,223

April 30, 1995                 $1,132,090     $46,200     $76,617  $1,101,673

Available-for-sale securities
   Equity securities             $763,665                 $57,640    $706,025
    Debt securities               234,174                  34,845     199,329

April 30, 1996                   $997,839                 $92,485    $905,354

The following table lists the maturities of debt securities held at April 30, 1996 classified as available-for sale:

                                            Estimated
                                            Amortized
                                              Cost          Fair Value
Due in one year or less                      $   ----        $   ----
Due after one year through five years         234,174         199,329
                                             --------        --------
                                             $234,174        $199,329
                                             ========        ========

Proceeds on sales of securities classified as available-for-sale were $405,497 in fiscal year 1996, compared to $4,028,620 for fiscal year 1995. Gains of $63,092 and losses of $28,568 were realized on these sales for 1996, and $67,000 in gains and $44,829 in losses for 1995. The Company uses the specific identification method to determine cost of securities sold.

During fiscal year 1996, the Company sold 50,000 shares of Marcum Natural Gas Services, Inc. (MGAS) stock, which resulted in a gain of approximately $5,000. At April 30, 1996, the Company is holding 154,000 shares of MGAS common stock at a cost of $234,624; and at April 30, 1995, 204,000 shares of MGAS common stock at a cost of $310,801. The market value of the MGAS common stock was approximately $197,000 at April 30, 1996, and $357,000 at April 30, 1995.

4. Inventories

Inventories are as follows:

                                             April 30
                                        1996          1995
Raw material and work-in-process    $1,272,573    $1,259,015
Finished goods                         301,974       220,369
                                    ----------    ----------
                                    $1,574,547    $1,479,384
                                    ==========    ==========

5. Long-term debt

Long-term debt consists of the following:        April 30
                                              1996       1995
Loans from Charles E. Miller, an officer,
director and stockholder of the Company:
   Prime plus 2% note (a)                  $348,982   $399,302
   Prime plus 2% note (b)                   139,864    160,009
   Industrial revenue bonds (c)              55,556    188,889
                                           --------   --------
                                            544,402    748,200
Obligations under capital leases             11,538     28,366
                                           --------   --------
Total                                      $555,940   $776,566
                                           ========   ========

(a) The note is collateralized by inventory, accounts and notes receivable and fixed assets. In addition, up to 40% of the loan advances can be converted into the Company's common stock at the option of the note holder. The conversion prices are at 75% of the bid price for the Company's common stock on the date of each advance under the loan agreement and range from $.61 to $2.25 per share.
At April 30, 1996, $252,538 of the loan could be converted into 280,674 shares of common stock. While the note has been a demand note, the stockholder has requested payment of the nonconvertible 60% portion of the note over a five year period resulting in monthly principal payments of $4,193 plus interest on the outstanding balance. The 40% convertible portion is due April 1998.

(b) The note is collateralized by inventory, accounts and notes receivable and fixed assets. Up to 40% of the loan advances can be converted into the Company's common stock at the option of the note holder. The conversion prices are at 100% of the bid price for the Company's common stock on the date of each advance under the loan agreement and range from $1.38 to $2.13 per share. At April 30, 1996, $101,252 of the loan could be converted into 65,092 shares of common stock through 1998. The nonconvertible 60% portion of the note is due over a five year period resulting in monthly principal payments of $1,679 plus accrued interest on the outstanding balance. The 40% convertible portion is due April 1998.

(c) These bonds are payable at 70% of prime rate with a maximum of 15% and a minimum of 9%, collateralized by real estate, inventory, accounts receivable and equipment. They are payable at $11,111 per month until October 1, 1996, when the balance is due. In August 1992, Mr. Miller purchased these bonds from an unrelated third party. The prime rate at April 30, 1996, was 8.25%.

The following is a schedule of annual maturities of long-term debt.

Year Ending April 30
1997                  $137,558
1998                   418,382
                      --------
                      $555,940
                      ========

6.  Income Taxes

The Company accounts for income taxes under the liability method. Deferred taxes are provided based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

The following is a summary of the provision for income taxes:

                                Year Ended April 30
                                1996           1995
Current provision (benefit)
Federal                       $130,200       $ 36,000
State                          (20,802)         2,455
                              --------       --------
                              $109,398       $ 38,455
                              ========       ========
Deferred provision (benefit)
Federal                       $ 92,000       ($63,000)
State                            4,306         (9,427)
                              --------       --------
                              $ 96,306       ($72,427)
                              ========       ========
Total provision (benefit)
Federal                       $222,200       ($27,000)
State                          (16,496)        (6,972)
                              --------       --------
                              $205,704       ($33,972)
                              ========       ========

The provision for income taxes differs from the amount determined by applying the statutory rate to income before taxes, due to the following reasons:

                                Year Ended April 30
                                1996          1995
Income taxes at statutory rate  $236,000      ($34,000)
Change in estimate of state
  income taxes                   (41,000)         ----
Other                             10,704            28
                                --------      --------
Income tax expense (benefit)    $205,704      ($33,972)
                                ========      ========

Components of deferred tax assets and liabilities.

                                            April 30,
                                        1996        1995
Assets
  Reserve for bad debt               $ 40,000    $ 53,000
  Inventory cost capitalization        54,000      54,000
  Reserve for obsolete inventory       83,000      83,000
  Book basis of stock less than tax
  basis                               112,000     148,000
  Accrued compensation                  9,000      41,000
  Investments stated at market         36,000      12,000
  Other                                46,969      46,175
                                     --------    --------
                                     $380,969    $437,175

Liabilities
   Accelerated depreciation          (183,100)   (167,000)
                                     --------    --------
    Net Asset                        $197,869    $270,175
                                     ========    ========

Included in the Company's balance sheets as follows:

                             April 30,
                           1996      1995
Current assets           $380,969  $437,175
Long-term liabilities    (183,100) (167,000)
                         --------  --------
 Net Asset               $197,869  $270,175
                         ========  ========

7.  Foreign Sales

The Company had foreign sales of 27.9% and 24.8% of total sales in the fiscal years ended April 30, 1996 and 1995 respectively. The breakdown of foreign sales for fiscal years 1996 and 1995, in dollars and percent of total sales are:

                  FY 1996              FY1995
Europe        $1,579,000  18.2%  $1,469,000  15.6%
Asia             306,000   3.5%     367,000   3.9%
Other            535,000   6.2%     491,000   5.3%

8. Stock Option Plans

The 1991 Nonemployee Director Stock Plan authorized 200,000 shares, while the 1991 Incentive Plan authorized 600,000 shares.

A summary of stock option transactions follows:

                                                   Average
                                                  price per
                                    Shares          share
Outstanding at May 1, 1994           325,840         $1.32
Granted                              117,245         $3.28
Exercised                            (75,650)        $1.32
Expired                             (160,160)        $1.38
                                    --------         -----
Outstanding at April 30, 1995        207,275         $2.39
                                    --------         -----
Total exercisable at April 30, 1995  127,275         $1.86
                                    --------         -----

Outstanding at May 1, 1995           207,275         $2.39
Granted                               12,500         $2.53
Exercised                            (20,000)        $1.58
Expired                               (2,500)        $2.63
                                    --------         -----
Outstanding at April 30, 1996        197,275         $2.48
                                    --------         -----
Total exercisable at April 30, 1996  134,775         $2.14
                                    ========         =====

In addition to the above, at April 30, 1996 pursuant to the terms of the loans from a stockholder, a portion of the loans and accrued interest could be converted to a total of 345,766 shares of common stock. (See Note 5)

9.  Related Party Transactions

Charles E. Miller, the Chairman and Chief Executive Officer of the Company, is
also a director of MGAS.   The 154,000 shares of MGAS common stock which are
currently held by the Company represents approximately 2% of MGAS's currently outstanding common stock.

On June 11, 1991, DVCO, Inc. ("DVCO"), a wholly owned subsidiary of MGAS entered into a Sale and License Agreement with EMCO. Pursuant to that agreement, DVCO acquired the compressed natural gas (CNG) Dispenser and certain licenses to the underlying digital valve technology from EMCO. These licenses allow DVCO the perpetual use of EMCO's digital valve technology, including any future improvements made or additional rights obtained by EMCO, for purposes of CNG or other compressed gas dispensing to vehicles. The Sale and License Agreement also provided for the transfer of certain other assets to DVCO, including the CNG Dispenser product designs, certain intellectual and other information related thereto, inventory and capital assets, and the prototype CNG Dispenser models. EMCO has also agreed not to compete with DVCO, in the business of manufacturing or selling any products and/or systems for dispensing natural gas or any other gaseous alternative fuels so long as the Sale and License Agreement is in effect and thereafter, if such agreement is terminated due to a default of EMCO. The Agreement automatically terminates in the event DVCO's sales of CNG Dispenser products are less than $100,000 annually after six years, and can be terminated by DVCO upon 30 days notice for any reason annually beginning with the second anniversary. Either party will be in default for a material failure to comply with the terms of the agreement, providing the right of termination to the non-defaulting part.

EMCO and DVCO also entered into a Manufacturing and Lease Agreement, pursuant to which EMCO agreed to manufacture the digital valve (a key component of the CNG Dispenser) for up to 25 CNG Dispensers for DVCO. The agreement has been amended and renewed by the parties for additional digital valves, and may be renewed in the future by mutual agreement. Sale from the Company to DVCO was approximately $61,000 for the fiscal year ending 1996 and $68,000 for the fiscal year ending April 30, 1995. The Company recorded $50,000 royalty income from DVCO in fiscal year ending 1996 and $50,000 in fiscal year ending 1995.

10. Employee Benefit Plan

The Company implemented a 401(k) Retirement Plan in July 1993. Employees may join the plan after one year of service, providing they are 21 years or older. The Company has a 5 year vesting schedule on the plan. The Company match for the fiscal years ending 1996 and 1995 was $12,425 and $13,706 respectively.

11. Major Customer

The Company sells a significant portion of its product to one customer. During fiscal years 1996 and 1995, sales to that customer aggregated $933,361 and $1,004,446, respectively.

12. Fair Market Value of Financial Instruments

Estimated fair value of financial instruments held for purposes other than trading are as follows as of April 30:

                                       1996              1995
                                 Carrying Fair      Carrying Fair
                                 Value    Value     Value    Value
   Cash and cash equivalents     $532,721 $532,721  $312,183 $312,183
   Short-term investments         708,042  708,042   744,672  744,672
   Investment in common stock
     of MGAS                      197,312  197,312   357,001  357,001

The following methods and assumptions were used to estimate the fair market value of each class of financial instruments for which it is practicable to estimate that value.

 Cash and Cash Equivalents

 The carrying amount approximates fair value because of the short maturity of those instruments.

 Short-term Investments/Investment in MGAS

 Carrying amount materially approximates fair value because of the type of these investments.

 Long-term Debt

 In the opinion of management, the fair value cannot be estimated due to the related party nature and conversion privileges of the notes payable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name and age of each Director and Executive Officer of the Company, indicating all positions and offices with the Company presently held by him, and the period during which he has served as such:

                       Year       Position, Date first held
Name of Director       Elected as and Principal Occupation
or Officer         Age Director   (For Past Five Years)

Charles E. Miller  58  1967       Chief Executive Officer, President, Director
                                  and Chairman of the Board, previously
                                  President from 1967 to 1987; Member of the
                                  Compensation, and Non-Employee Director Stock
                                  Plan Committees; and Director of Marcum
                                  Natural Gas Services, Inc., a publicly traded
                                  company.

Saeid Hosseini     33  1995       Vice President of Sales and Marketing.
                                  Previously National Sales Manager, Product
                                  Line Manager, and Manager of Applications
                                  Engineering.  Employed by the Company for
                                  more than five years prior to this report.

William A. Ringer  62  1978       Director, Member of the Compensation
                                  Committee; President of Granville Phillips
                                  Company, Boulder, Colorado, which is not an
                                  affiliate of the Company.  Employed by
                                  Granville Phillips in an executive capacity
                                  for more than five years prior to the date of
                                  this report.

Thomas G. Miller   49  1995       Director, Member of the Audit, and Incentive
                                  Plan Committees; CEO and physician of College
                                  Park Family Care Center of Overland Park,
                                  Kansas, which is not an affiliate of the
                                  Company.  Employed by College Park Family Care
                                  Center in an executive capacity for more than
                                  five years prior to the date of this report.

Walter Kluck       68  1995       Director, Member of the Audit and Incentive
                                  Plan Committees; CEO of Industrial
                                  Representatives, Inc. of Clifton, New Jersey,
                                  which is not an affiliate of the Company.
                                  Employed by Industrial Representatives, Inc.
                                  in an executive capacity for more than five
                                  years prior to the date of this report.

The Board of Directors has standing Audit, Compensation, and Incentive Plan Committees. Mr. Thomas Miller and Mr. Kluck constitute the members of the Audit Committee, and Messrs. Charles Miller, Ringer, and Kluck serve on the Compensation Committee. Mr. Kluck and Mr. Thomas Miller serve on the Incentive Plan Committee. The Audit Committee reviews financial statements. The Audit Committee met once during the fiscal year ending April 30, 1996. The Compensation Committee meets informally as required to recommend to the Board of Directors the compensation to be paid to the officers of the Company and to recommend to the Board of Directors any other profit sharing and bonus issues that may come before the Board of Directors. The Compensation Committee met once during fiscal year 1996. The Incentive Plan Committee and the Non-Employee Director Stock Plan Committee administer the respective Plans. Such Committees did not meet formally during the last fiscal year.

The Board of Directors held four meetings during the fiscal year ending April 30, 1996. All Directors attended all meetings.

All Directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors and are elected annually.

None of Directors have been involved in any litigation or bankruptcy during the past five years.

Charles E. Miller, Thomas G. Miller and David S. Miller are brothers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with the copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation awarded to, earned by, or paid to the Company's Officer for services in all capacities to the Company during the fiscal year ended April 30, 1996:

                         SUMMARY COMPENSATION TABLE
                   Annual Compensation                 Long Term Compensation

                                                    Awards                  Payouts

  (a)        (b)    (c)       (d)        (e)          (f)          (g)        (h)       (i)
                                        Other                   Securities             All
Name and                                Annual      Restricted  Underlying   LTIP      Other
Principal                               Compen-     Stock       Options/     Pay-      Compen-
Position     Year  Salary ($) Bonus ($) sation ($)  Awards ($)  SAR's (#)    outs ($)  sation ($)

Charles E.   1994  $58,906   $22,911          0             0           0          0      $201
Miller, CEO  1995  $86,874         0          0             0      10,875          0    $1,098
and          1996  $121,664   $7,082          0             0           0          0    $1,217
Chairman of
the Board

Other Compensation for Mr. Miller reflects the matching portion of the Company's 401K plan.

               Option/SAR Grants in Last Fiscal Year

                         Individual Grants

                               None.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values

(a)                (b)          (c)             (d)              (e)

                                                Number of
                                                Securities
                                                Underlying       Value of Unexercised
                                                Unexercised      In-the-Money
                                                Options/SAR's at Options/SAR's at
                   Shares                       FY-End (#)       FY-End ($)
                   Acquired On  Value           Exercisable/     Exercisable/
Name               Exercise (#) Realized ($)    Unexercisable    Unexercisable
Charles E. Miller          0              0      20,000/0         $25,000/$0
                                                280,674/0        $589,415/$0
                                                 65,092/0         $93,732/$0
                                                 10,875/0              $0/$0


        Long-Term Incentive Plans - Awards in Last Fiscal Year

                                 None.

Compensation of Directors

Directors who are not employees of the Company received an annual Director's fee of $3,000. This fee is paid whether or not the Director attends meetings of the Board and its Committees.

Under the 1988 Non-Statutory Stock Option Plan, options to purchase 40,000 shares were granted to directors, 20,000 shares each to William A. Ringer, and Charles E. Miller, in fiscal year 1993 exercisable at $1.75 per share from July 1, 1993 to June 30, 1997. Under the 1991 Non-Employee Director Stock Plan, in fiscal year 1993 options to purchase 20,000 shares were granted to William A. Ringer exercisable at $1.58 per share from December 20, 1992 through December
20, 1995.  Mr. Ringer exercised the options in December, 1995.   Under the 1991
Non-Employee Director Stock Plan, in fiscal year 1995 options to purchase 60,000 shares were granted, 20,000 each to William A. Ringer, Walter Kluck, and Thomas
G. Miller, exercisable at $3.40 per share from October 14, 1995 through October 14, 1998.

Employment Contracts and Termination of Employment and Change in Control Arrangements. None

Reporting on Repricing of Options/SAR's.     None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of July 9, 1996, the number and percentage of the Company's shares of Common Stock owned of record and beneficially by each person owning more than five percent (5%) of such Common Stock and by all individual directors and officers as a group:

               Name of            Amount and Nature      Percent
Title of Class Beneficial Owner   of Ownership           of Class
Common Stock   Charles E. Miller       1,246,021     (1)  39.8

Common Stock   William A. Ringer          76,900     (2)   2.8

Common Stock   Saeid Hosseini             51,400     (3)   1.8

Common Stock   David S. Miller           376,677     (4)  13.7

Common Stock   Walter Kluck               23,000     (5)   0.8

Common Stock   Thomas G. Miller          339,000     (6)  12.2

All Directors and Officers as a Group
(Five Persons)                         1,736,231          53.2


(1) Record and Beneficial; includes 869,380 shares of common stock owned directly; an option to purchase 20,000 shares of common stock under the 1988 Non-statutory Stock Option Plan; an option to purchase 10,875 shares of common stock under the 1991 Incentive Plan; and the right to convert a portion of a loan balance into 345,766 shares of common stock pursuant to loan agreements (See Note 4 to the Consolidated Financial
    Statements).   Mr. Miller has sole voting and investing power on 863,080
    of the owned shares; the remaining 6,300 shares have shared voting and investment power. Charles E. Miller's business address is 600 Diagonal Highway, Longmont, CO 80501.

(2) Record and Beneficial; includes 36,900 shares of common stock owned with sole voting and investment power; and an option to purchase 40,000 shares of common stock pursuant to the 1991 Non-Employee Director Stock Plan. William A. Ringer's business address is 5675 Arapahoe Avenue, Boulder, CO 80303.

(3) Record and Beneficial; includes an option to purchase 51,400 shares of common stock under the 1991 Incentive Plan. Saeid Hosseini's business address is 600 Diagonal Highway, Longmont, CO 80501.

(4) Record and Beneficial; includes 376,677 shares of common stock owned. David Miller has sole voting and investment power for 317,352 of the shares; the remaining 17,595 shares have shared voting and investment power. David S. Miller's business address is 420 E. Armour, N. Kansas City, MO 64166.

(5) Record and Beneficial; includes 3,000 shares of common stock owned with sole voting and investment power; and an option to purchase 20,000 shares of common stock under the 1991 Non-Employee Director Stock Plan. Walter Kluck's business address is P.O. Box 421, Clifton, NJ 07015.

(6) Record and Beneficial; includes 319,000 shares of common stock owned directly; and an option to purchase 20,000 shares of common stock under the 1991 Non-Employee Director Stock Plan. Thomas Miller has sole voting and investment power for 316,000 owned shares; the remaining 3,000 shares have shared voting and investment powers. Thomas G. Miller's business address is 11725 W. 112th St., Overland Park, KS 66210.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The terms and conditions pertaining to the Industrial Development Revenue Bond purchased by Charles E. Miller from Colorado National Bank of Denver in August 1992, remain the same. The only difference is that Charles E. Miller now has all rights, title and interest of the debt instrument instead of Colorado National Bank of Denver. For terms and conditions please refer to note 5 of the Notes to the Consolidated Financial Statements.

The related party transactions between the Company and Marcum Natural Gas are set forth in Item 1 of this Form
10-KSB. Other related party transactions include the sales from the Company to DVCO of approximately $61,000 in fiscal year ended April 30, 1996 and $68,000 in fiscal year ended April 30, 1995. The Company also recognized $50,000 of royalty income from DVCO during fiscal year ended April 30, 1996 and $50,000 for fiscal year 1995.


PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  Exhibits

Exhibit
  No.                             Item
3 Articles of Incorporation and By-laws filed as Exhibits 2.1 and 2.2, respectively, to Registrant's Registration No. 2-69601 filed with the Commission and hereby incorporated by reference.

3-1 Articles of amendment to Articles of Incorporation as filed as Exhibit 3-1 to Registrant's 10-K for the fiscal year ended April 30, 1988 filed with the commission and hereby incorporated by reference.

10-1 Loan agreement between the Registrant and the Colorado National Bank of Denver, dated September 1, 1989, filed as Exhibit 10-2 to Registrant's 10-K for the year ended April 30, 1990 filed with the Commission and hereby incorporated by reference.

10-2 Financing Agreement, Mortgage and Security Agreement, Pledge Agreement, UCC Financing Statement and Specimen Bond among County of Boulder, Colorado, as issuer, the Colorado National Bank of Denver, as Lender, and Engineering Measurements Company, as Borrower, all dated as of September 1, 1981, used in connection with the issue and sale of $2,000,000 in face value of Boulder County, Colorado, Industrial Development Revenue Bonds (Engineering Measurements Company Project), Series of 1981 filed as exhibits to the Company's report on Form 10-K for the fiscal year ended April 30, 1982 and hereby incorporated herein by reference.

10-4 Loan agreement between the Registrant and Charles E. Miller, dated April 9, 1990, filed as Exhibit 10-4 to the Company's Report on Form 10-K for the year ended April 30, 1992 and hereby incorporated by reference.

10-5 Voting Agreement, Agreement and Plan of Merger, Voting Trust Agreement, Sale and Licensing Agreement, Amendment to Sale and Licensing Agreement, Manufacturing and Lease Agreement, and Agreement by and between the Company, Measurement Auditors Company, Marcum Natural Gas Services, Inc., and Colorado National Bank of Denver incorporated herein by reference to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5, 2.6, and 2.7, respectively, to registrant's Form 8-K dated June 25, 1991.

10-6 1988 Non-Statutory Stock Option Plan, filed as Exhibit 10-7 to Registrant's Annual Report on Form 10-K for fiscal year ended April 30, 1991 and incorporated herein by reference.

10-7 1991 Non-Employee Director Stock Plan, filed as Exhibit 10-7 to the Company's Report on Form 10-K for the year ended April 30, 1992 and hereby incorporated by reference.

10-8 Stock Purchase Agreement, dated May 20, 1992 by and among Registrant, General Metrology Corporation, Patrick Petroleum Company and Patrick Petroleum Corporation of Michigan; filed as Exhibit 10-8 to the Company's Report on Form 10-K for the year ended April 30, 1992 and hereby incorporated by reference.

10-9 Delivery Contract EMCO - Danfoss, Delivery Contract Danfoss - EMCO, and License Agreement, dated May 3, 1991; filed as Exhibit 10-9 to the Company's Report on Form 10-K for the year ended April 30, 1992 and hereby incorporated by reference.

10-10 Loan agreement between the Registrant and Charles E. Miller, dated
      June 10, 1993; filed as Exhibit 10-10 to the Company's Report on Form 10-KSB for the year ended April 30, 1993, and hereby incorporated by reference.

10-11 1991 Incentive Plan filed as Exhibit  10-11 to the Company's Report on
      Form 10-KSB for the year ended April 30, 1993, and hereby incorporated by reference.

10-12 Agreement, dated July 9, 1993, among Patrick Petroleum Corporation of
      Michigan, the Company and General Metrology Company, filed as Exhibit 10-12 to the Company's Report on Form 10-Q for the quarter ended October 31, 1993, and hereby incorporated by reference.

10-13 Amendment to License Agreement, and Delivery Contract between Danfoss and EMCO, dated June 13, 1995, filed herewith.

10-14 Termination agreement between Registrant and Douglas J. Collier, dated
      January 30, 1995, filed herewith.

21 List of Registrant's Subsidiaries; filed as Exhibit 22 to the Company's Report on Form 10-K for year ended April 30, 1992 and hereby incorporated by reference.

23 Consent of Grant Thornton to incorporate auditors report into the Registrant's S-8.

(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1996.

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Engineering Measurements Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENGINEERING MEASUREMENTS COMPANY



                                     By: /s/ Charles E. Miller
                                         Charles E. Miller
                                         (President)






Date:  July 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Charles E. Miller                        /s/ William A. Ringer
Charles E. Miller                            William A. Ringer
(Director, Principal Executive Officer,      (Director)
 Principal Financial Officer and             July 26, 1996
 Principal Accounting Officer)
 July 26, 1996





/s/ Walter Kluck                             /s/ Thomas G. Miller
Walter Kluck                                 Thomas G. Miller
(Director)                                   (Director)
July 26, 1996                                July 26, 1996

                                                               July 26, 1996

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Year End Results
Corporate Contact: Charles E. Miller
                 (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today a net profit of $400,049, or $.15 per share, for the year ended April 30, 1996. This represents an increase of approximately $454,000 from the year ended April 30,1995.

Sales  for  the  year were approximately $8.7 million, an 8% decrease  from  the prior year. The sales decrease was offset by better gross margins in the current year 44% to 40%, and lower operating expenses of approximately $625,000. The higher margins and lower expenses are attributed to cost savings and cost containment, respectively.

    E N G I N E E R I N G   M E A S U R E M E N T S   C O M P A N Y
                                  Operating Results
                                 Year Ended April 30,

                                      1996                 1995
Net sales                          $8,665,808           $9,399,114

Operating income/(loss)               485,643             (162,174)

Net income/(loss)                     400,049              (54,160)

Net earnings/(loss) per share            $.15                ($.02)

Number of shares outstanding        2,741,385            2,786,785