Form 10QSB
period 1996-07-31
ENGINEERING MEASUREMENTS CO
filed 1996-08-30
CIK 205303

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  July 31, 1996
                                      or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .
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

                          Yes    X       No         .

The number of shares outstanding of Registrant's $.01 par value common stock, as of August 29, 1996 was 2,773,052.

Transitional Small Business Disclosure Format.

                          Yes             No     X  .

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements
                       ENGINEERING  MEASUREMENTS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                ASSETS
                                             July 31,1996
                                              (unaudited)  April 30,1996
Current assets:
  Cash and cash equivalents                    $419,653       $532,721
  Accounts receivable, net of allowance
  for doubtful accounts of $74,052 at July
  31, 1996 and $75,687 at  April 30, 1996     1,675,491      1,313,033
  Short-term investments                        591,474        708,042
  Inventories                                 1,473,706      1,574,547
  Prepaid expenses                              115,911         75,892
  Other receivables                              12,322         50,141
  Deferred income taxes                         407,209        380,969
                                              ---------      ---------
  Total current assets                        4,695,766      4,635,345
                                              ---------      ---------
Property and equipment, at cost:
  Land                                          568,940        568,940
  Building & improvements                     1,603,565      1,589,118
  Vehicles                                       16,791         16,791
  Machinery and equipment                     2,620,256      2,561,532
  Office furniture and fixtures               1,223,336      1,209,306
                                              ---------      ---------
                                              6,032,888      5,945,687

Less accumulated depreciation                (4,106,350)    (4,032,724)
                                              ---------      ---------
Net property and equipment                    1,926,538      1,912,963
                                              ---------      ---------

Other                                            88,179         90,237
Investment in common stock of Marcum Natural
    Gas Services, Inc.                          178,063        197,312
                                              ---------      ---------
Total other assets                              266,242        287,549
                                              ---------      ---------
TOTAL ASSETS:                                $6,888,546     $6,835,857
                                             ==========     ==========

         The accompanying notes are an integral part of these consolidated financial statements.
                                   (Continued)

                        ENGINEERING  MEASUREMENTS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                   July 31, 1996
                                                    (unaudited)  April 30,1996

Current liabilities:
  Current portion of long-term debt                    $99,693      $137,558
  Accounts payable                                     485,932       462,332
  Accrued liabilities                                  533,307       593,524
                                                      --------      --------
         Total current liabilities                   1,118,932     1,193,414
                                                      --------      --------
Long-term liabilities:
  Loans from stockholder less current
   maturities                                          400,766       418,382
  Leases less current maturities                             0             0
  Deferred income taxes                                223,300       183,100
                                                      --------      --------
         Total long-term liabilities                   624,066       601,482
                                                      --------      --------

Stockholders' equity:
  Common stock, $.01 par value;
   5,000,000 shares authorized;
   2,943,452 shares issued at July 31, 1996,
   2,943,452 shares issued at April 30, 1996,
   2,753,052 shares outstanding at July 31, 1996,
   2,753,052 shares outstanding at April 30, 1996,      29,435        29,435
  Capital in excess of par value                     1,988,327     1,988,327
  Unrealized holding losses                            (75,756)      (56,416)
  Retained earnings                                  3,833,241     3,709,314
  Treasury stock at cost; 190,400 shares at
    July 31, 1996, 190,400 shares at April 30, 1996
                                                      (629,699)     (629,699)
                                                      --------      --------
         Total stockholders' equity                  5,145,548     5,040,961
                                                      --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:         $6,888,546    $6,835,857
                                                      ========      ========

           The accompanying notes are an integral part of these consolidated financial statements.

                        ENGINEERING  MEASUREMENTS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended
                                                July 31,
                                             1997          1996
Sales                                     $2,452,302    $2,092,689
Cost of sales                              1,331,591     1,200,533
                                          ----------    ----------
Gross margin on sales                      1,120,711       892,156
                                          ----------    ----------
Operating expenses:
  Selling                                    561,939       499,211
  General and administrative                 227,368       187,691
  Research and development                   138,459        93,591
  Provision for doubtful accounts              7,843        10,391
                                          ----------    ----------
Total operating expenses                     935,609       790,884
                                          ----------    ----------
Income from operations                       185,102       101,272
                                          ----------    ----------
 Other income/(expense):
  Gain/(loss) on sale of stock                (1,073)       12,348
  Interest expense                           (10,919)      (16,051)
  Royalty and other income                    33,010        31,805
                                          ----------    ----------
Total other income                            21,018        28,102

Income/(loss) from operations before
  income taxes                               206,120       129,374

Income tax provision/(benefit)                82,193        47,417
                                          ----------    ----------
Net income/(loss)                            123,927        81,957
                                          ==========    ==========

Net earnings/(loss) per share                  $0.05         $0.03
Net earnings/(loss) per share on
a fully diluted basis                          $0.04         $0.03
                                            ========      ========
Weighted average number of
  shares outstanding                       2,753,052     2,733,052
                                           =========     =========

       The accompanying notes are an integral part of these consolidated financial statements.

                        ENGINEERING  MEASUREMENTS COMPANY
       CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                  (Unaudited)

                                                Three Months Ended July 31,
                                                  1997               1996
Cash flows from operating activities:
  Net income                                    $123,927            $81,957
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                   77,803             80,951
  Deferred tax provision/(benefit)                26,325              3,034
  Provision for doubtful accounts                 (1,635)           (11,404)
  Gain on sales of investments                    (6,917)           (12,347)
  Stock option compensation                        ---                ---
  Changes in assets andliabilities-
    Receivables                                 (323,004)             4,315
    Inventories                                  100,841           (132,013)
    Prepaid expenses                             (40,019)           (36,453)
    Accounts payable and accrued
     liabilities                                 (36,617)            54,300
Net cash provided by                          ----------           --------
  operating activities                           (79,296)            32,340
                                              ----------           --------
Cash flows from investing activities:
  Capital expenditures, net                      (87,201)           (53,904)
  Expenditures for intangible assets              (2,119)           (16,109)
  Investment purchases                           (10,345)           (12,841)
  Proceeds from sale of investments              121,374             18,630
Net cash provided by/(used) in                ----------          ---------
  investing activities                            21,709            (64,224)
                                              ----------          ---------
Cash flows from financing activities:
  Payments of long and short term debt           (50,950)            (50,949)
  Purchase of treasury stock                       ---                 ---
  Proceeds from exercise of stock options          ---                 ---
  Principle payment under capital lease
    obligations                                   (4,531)             (4,020)
                                              ----------          ----------
Net cash used in financing activities            (55,481)            (54,969)
Net increase/(decrease)                       ----------          ----------
in cash and cash equivalents                    (113,068)            (86,853)
Cash and cash equivalents
at beginning of period                           532,721             312,183
                                              ----------          ----------
Cash and cash equivalents
at end of period                                $419,653            $225,330
                                              ==========          ==========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                     $11,169             $16,051
    Income taxes                                 158,368              24,080

          The accompanying notes are an integral part of these consolidated financial statements.

                          ENGINEERING  MEASUREMENTS  COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1997. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1996.
1.  Principles of Consolidation
The consolidated financial statements include the accounts of Engineering Measurements Company (the Company) and its subsidiary, General Metrology Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.
2.  Inventories
Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                    July 31, 1996         April 30, 1996
Raw materials and work-in-process     $1,225,141             $1,272,573
Finished goods                           248,565                301,974
                                      ----------             ----------
                                      $1,473,706             $1,574,547
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


5.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. There are a total of 219,775 shares subject to outstanding options under the Company's stock option plans at October 31, 1995. The effect of the outstanding options and conversion right to purchase the total of 565,541 shares as of July 31, 1996 is dilutive and reflected in the financial statements. Earnings per share on a fully dilutive basis using the treasury stock method was $.04 at July 31, 1996 for the three month period. In 1996 the shares issuable pursuant to the terms of a stockholder loan agreement were dilutive. Earnings per share on a fully dilutive basis using the treasury stock method was $.03 at July 31, 1995.

6.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            A.  Financial Condition

The Company's net working capital increased approximately $135,000 during the three months ended July 31, 1996, primarily because of increases in receivables, prepaid expenses and deferred income taxes and decreases in the current maturities of long term debt and lower accrued liabilities, primarily income taxes payable. The current ratio increased from 3.9 to 4.2 during the period.

Cash and cash equivalents decreased approximately $113,000 at July 31, 1996 compared to April 30, 1996, due to the payment of income taxes and other accrued liabilities during the period. The Company intends to continue investing excess cash in high grade investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $362,000 at July 31, 1996, primarily due to higher sales. The Days Sales Outstanding (DSO) improved to
57.7 days for the three months ended July 31, 1996 compared to 61.5 days for the same period last year.

Inventories decreased approximately $101,000 in the first three months of the fiscal year. The inventory turnover ratio for the three months ended July 31, improved to 1.86 compared to 1.30 in fiscal 1996. The decrease in inventories reflects management's renewed emphasis on inventory management as well as increased sales levels.

Investments in common stock of Marcum Natural Gas Services, Inc. decreased approximately $19,000 in the period when valued at market.

The Company is making monthly payments of principal and interest, of approximately $21,000 to pay off the loans from shareholder. The company does not expect any material capital expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company currently does not have any line of credit arrangements.

                           B.  Results of Operations

                  Three months ended July 31, 1996 compared
                   to the three months ended July 31, 1995

Sales were approximately $360,000 higher in 1996 compared to 1995, a 17.2% increase, due to higher demand in the international market. The Company's order backlog is higher at July 31, 1996 at approximately $1,580,000, compared to $1,300,000 at July 31, 1995.

Gross profit increased by approximately $229,000 to 45.7% of sales in 1996
compared to 42.6% in 1995.   Improved purchasing methods and the Company's
value engineering efforts resulted in better material costs. Overhead remained the same as last year at 9.2% of revenue. Operating expenses were up approximately $145,000 from last year including a $65,000 increase in commissions expense, reflecting the higher sales level attained to date and higher commissions on Danfoss products than was offered a year ago. Income from operations improved to 7.5% for the three months ended July 31, 1996 versus 4.8% for the same period a year ago.

The Company recognized a loss of approximately $1,000 from the sale of stock for the three months ended July 31, 1996. The Company recognized a gain of approximately $12,000 for the three months ended July 31, 1995.

Royalty and other income increased approximately $1,000 to approximately $33,000 due to higher interest and dividend income from high grade investment securities for the three months ended July 31, 1996 compared the same period last year.

The Company's interest expense has decreased approximately $5,000 for the period ended July 31, 1996 compared to the same period ended in 1995, due to the Company's lower outstanding debt.

The income tax provision for the three months ended July 31, 1996 increased
approximately $35,000 compared to the same period in 1995.   The impact of
deferred tax items resulted in current tax rates of approximately 39.9% and 36.6% in 1996 and 1995, respectively.

Net cash used by operating activities was $79,296, due primarily to increases in receivables.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended July 31, 1996.

B.  Reports on Form 8-K

    None filed in the quarter ended July 31, 1996.

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

                                               ENGINEERING MEASUREMENTS COMPANY
                                               Registrant





Date: August 30, 1996                      By:     /s/ Charles E. Miller

                                                   Charles E. Miller, Chairman
                                                   (Principal Financial Officer
                                                     and Chief Accounting
                                                     Officer)

                                                       August 30, 1996

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
First Quarter Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550

Longmont, Colorado: Engineering Measurements Company announced today net income of $123,193 ($.05 per share) for the first quarter ended July 31, 1996. Sales for the period were approximately $2.45 million; compared to sales of approximately $2.1 million for the same period last year.

Net income for the first quarter was 5.1% of sales, compared to 3.9% for the same period last year.

      E N G I N E E R I N G   M E A S U R E M E N T S   C O M P A N Y
                                Operating Results
                        First Quarter Ended July 31, 1996

                                      Three Months Ended
                                           July 31,
                                       1996         1995

Net Sales                             $2,452,302   $2,092,689

Income from operations before taxes      206,120      129,374

Net Income                               123,927       81,957

Net earnings per share                      $.05         $.03

Number of shares outstanding           2,753,052    2,733,052

                                  Page 11 of 11