Form 10QSB
period 1996-10-31
ENGINEERING MEASUREMENTS CO
filed 1996-11-27
CIK 205303

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  October 31, 1996
                                      or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .

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

                            Yes    X       No ____.

The number of shares outstanding of Registrant's $.01 par value common stock, as of November 25, 1996, was 2,773,052.

Transitional Small Business Disclosure Format.

                            Yes            No     X  .

                       PART I - FINANCIAL INFORMATION
                        Item 1. Financial Statements

                     ENGINEERING  MEASUREMENTS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS
                                            October 31, 1996
                                               (unaudited)   April 30, 1996
Current assets:
  Cash and cash equivalents                      $740,688       $532,721
  Accounts receivable, net of allowance for
   doubtful accounts of $61,429 at October 31,
   1996 and $75,687 at  April 30, 1996          1,161,034      1,313,033
  Short-term investments                          972,825        708,042
  Inventories                                   1,383,841      1,574,547
  Prepaid expenses                                120,536         75,892
  Other receivables                                24,662         50,141
  Deferred income taxes                           442,381        380,969
                                                ---------      ---------
     Total current assets                       4,845,967      4,635,345
                                                ---------      ---------
Property and equipment, at cost:
  Land                                            568,940        568,940
  Building & improvements                       1,637,657      1,589,118
  Vehicles                                         22,197         16,791
  Machinery and equipment                       2,657,406      2,561,532
  Office furniture and fixtures                 1,305,725      1,209,306
                                                ---------      ---------
                                                6,191,925      5,945,687
  Less accumulated depreciation                (4,181,029)    (4,032,724)
                                                ---------      ---------
     Net property and equipment                 2,010,896      1,912,963
                                                ---------      ---------

  Other                                            96,286         90,237
  Investment in common stock of
   Marcum Natural Gas Services, Inc.              163,625        197,312
                                                ---------      ---------
     Total other assets                           259,911        287,549
                                                ---------      ---------
TOTAL ASSETS:                                  $7,116,774     $6,835,857
                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.
                                (Continued)

                      ENGINEERING  MEASUREMENTS COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                                              October 31,1996
                                                (unaudited)      April 30, 1996
Current liabilities:
  Current portion of long-term debt                 $73,410           $137,558
  Accounts payable                                  534,247            462,332
  Accrued liabilities                               632,118            593,524
                                                  ---------          ---------
     Total current liabilities                    1,239,775          1,193,414
                                                  ---------          ---------
Long-term liabilities:
  Loans from stockholder less current maturities    383,150            418,382
  Deferred income taxes                             179,400            183,100
                                                  ---------          ---------
     Total long-term liabilities                    562,550            601,482
                                                  ---------          ---------
Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    2,963,452 shares issued at October 31, 1996,
    2,943,452 shares issued at April 30, 1996,
    2,773,052 shares outstanding at
    October 31, 1996, 2,753,052 shares
    outstanding at April 30, 1996,                   29,635             29,435
  Capital in excess of par value                  2,023,127          1,988,327
  Unrealized holding losses                         (67,228)           (56,416)
  Retained earnings                               3,958,614          3,709,314
  Treasury stock at cost; 190,400 shares at
    October 31, 1996, 190,400 shares at
    April 30, 1996                                 (629,699)          (629,699)
                                                  ---------          ---------
     Total stockholders' equity                   5,314,449          5,040,961
                                                  ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:      $7,116,774         $6,835,857
                                                 ==========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ENGINEERING  MEASUREMENTS COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                 Three Months Ended        Six Months Ended
                                     October 31,              October 31,
                                 1996        1995          1996        1995
Sales                         $2,578,617  $2,186,132    $5,030,919  $4,278,821
Cost of sales                  1,432,508   1,172,207     2,764,099   2,372,740
                               ---------   ---------     ---------   ---------
Gross margin on sales          1,146,109   1,013,925     2,266,820   1,906,081
                               ---------   ---------     ---------   ---------
Operating expenses:
  Selling                        602,112     513,276     1,164,051   1,012,487
  General and administrative     222,966     196,754       450,334     384,445
  Research and development       157,209     103,581       295,668     197,172
  Provision for doubtful
  accounts                        (1,716)     25,876         6,127      36,267
                               ---------   ---------     ---------   ---------
Total operating expenses         980,571     839,487     1,916,180   1,630,371
                               ---------   ---------     ---------   ---------
Income from operations           165,538     174,438       350,640     275,710
                               ---------   ---------     ---------   ---------
Other income/(expense):
  Gain/(loss) on sale of stock     7,061      10,321         5,988      22,669
  Interest expense                (9,981)    (14,218)      (20,900)    (30,269)
  Royalty and other income        39,011      43,146        72,021      74,951
                               ---------   ---------     ---------   ---------
Total other income                36,091      39,249        57,109      67,351

Income/(loss) from operations
  before income taxes            201,629     213,687       407,749     343,061

Income tax provision/(benefit)    76,256      74,392       158,449     121,809
                               ---------   ---------     ---------   ---------
Net income/(loss)                125,373     139,295       249,300     221,252
                               =========   =========     =========   =========

Net earnings/(loss) per share      $0.04       $0.05         $0.09       $0.08

Net earnings/(loss) per share
  on a fully diluted basis         $0.04       $0.05         $0.08       $0.08
                               =========   =========     =========   =========
Weighted average number of
  shares outstanding           2,766,385   2,733,052     2,759,719   2,733,052
                               =========   =========     =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ENGINEERING MEASUREMENTS COMPANY
      CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                  (Unaudited)

                                                 Six Months Ended October 31,
                                                   1996               1995
Cash flows from operating activities:
  Net income                                     $ 249,300          $ 221,252
  Adjustments to reconcile net income to
    net cash provided by operating activities-
  Depreciation and amortization                    157,158            161,013
  Deferred tax provision/(benefit)                 (58,200)            (7,040)
  Provision for doubtful accounts                  (14,258)            14,442
  Gain on sales of investments                      (7,037)           (22,669)
  Changes in assets and liabilities-
    Receivables                                    191,736             50,048
    Inventories                                    190,706           (364,405)
    Prepaid expenses                               (44,644)           (59,240)
    Accounts payable and accrued liabilities       110,509             92,896
                                                 ---------         ----------
Net cash provided by operating activities          775,270             86,297
                                                 ---------         ----------
Cash flows from investing activities
  Capital expenditures, net                       (246,238)          (111,943)
  Expenditures for intangible assets               (14,902)           (19,309)
  Investment purchases                            (766,819)           (62,852)
  Proceeds from sale of investments                525,036            143,561
Net cash provided by/(used) in                   ---------         ----------
  investing activities                            (502,923)           (50,543)
                                                 ---------         ----------
Cash flows from financing activities:
  Payments of long and short term debt             (90,788)          (101,897)
  Proceeds from exercise of stock options           35,000                  0
  Principle payment under capital lease
    obligations                                     (8,592)            (8,163)
                                                 ---------         ----------
Net cash used in financing activities              (64,380)          (110,060)
Net increase/(decrease) in cash and              ---------         ----------
  cash equivalents                                 207,967            (74,306)
Cash and cash equivalents at
  beginning of period                              532,721            312,183
                                                 ---------         ----------
Cash and cash equivalents at end of period       $ 740,688          $ 237,877
of period                                        =========          =========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                     $  20,900          $  39,789
    Income taxes                                   169,000             24,080

  The accompanying notes are an integral part of these consolidated financial statements.

                    ENGINEERING  MEASUREMENTS  COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1997. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1996.

1.  Principles of Consolidation

The consolidated financial statements include the accounts of Engineering Measurements Company (the Company) and its subsidiary, General Metrology Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                        October 31, 1996    April 30, 1996
Raw materials and work-in-process          $1,150,689         $1,272,573
Finished goods                                233,152            301,974
                                           ----------         ----------
                                           $1,383,841         $1,574,547
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


5.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. There are a total of 220,775 shares subject to outstanding options under the Company's stock option plans at October 31, 1996. The effect of the outstanding options and conversion right to purchase the total of 565,541 shares as of July 31, 1996 is dilutive and reflected in the financial statements. Year to date earnings per share on a fully dilutive basis using the treasury stock method was $.08 at October 31, 1996. In the previous fiscal year the shares issuable pursuant to the terms of a stockholder loan agreement were dilutive. Earnings per share on a fully dilutive basis using the treasury stock method was $.08 at October 31, 1995.

6.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          A.  Financial Condition

The Company's net working capital increased approximately $164,000 during the six months ended October 31, 1996, primarily because of increases in cash, investments, prepaid expenses and deferred income taxes and decreases in accounts receivable, inventories, and the current maturities of long term debt offset by higher accounts payable and accrued liabilities. The current ratio remained at 3.9 during the period.

Cash and cash equivalents increased approximately $208,000 at October 31, 1996 compared to April 30, 1996, due to the reduction of accounts receivable and inventory and the increase in accounts payable and accrued liabilities during the period. The Company intends to continue investing excess cash in high grade investment securities until the cash is needed for operations.

Management expects cash flow and earnings for the remainder of the fiscal year will flucuate and be weaker than the results shown for the second quarter ended October 31, 1996, due to increases in new product marketing and development costs. No assurance can be given that the Company's investment of resources in new products will produce additional revenues for the Company.

Accounts receivable decreased by approximately $152,000 at October 31, 1996, primarily due to improved collections. The Days Sales Outstanding (DSO) improved to 52.6 days for the six months ended October 31, 1996 compared to 62.0 days for the same period last year.

Inventories decreased approximately $191,000 in the first six months of the fiscal year. The inventory turnover ratio for the three months ended July 31, improved to 1.97 compared to 1.30 in fiscal 1996. The decrease in inventories reflects management's renewed emphasis on inventory management as well as increased sales levels.

Investments in common stock of Marcum Natural Gas Services, Inc. decreased approximately $34,000 in the period when valued at market.

The Company has been making monthly payments of principal and interest, of approximately $21,000 to pay off the loans from shareholder. This amount decreased to approximately $9,000 per month in October as one of the notes was paid in full. The company does not expect any material expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company currently does not have any line of credit arrangements.


                         B.  Results of Operations

               Six months ended October 31, 1996 compared
                to the six months ended October 31, 1995

Sales were approximately $752,000 higher in 1996 compared to 1995, a 17.6% increase, due to higher demand in the international market. The Company's order backlog is higher at October 31, 1996 at approximately $1,560,000, compared to $1,325,000 at October 31, 1996.

Gross margin increased by approximately $361,000 to 45.1% of sales in 1996 compared to 44.5% in 1995. The higher gross margin is due to lower warranty costs 0.6% current year, compared to 2.3% last year, offset by higher material costs 29.0% this year compared to 26.7% for the same period last year. The higher material costs are due to a larger percentage of the Company's sales are of products with a higher material cost, an unfavorable product mix. Warranty costs for the current year are approximately $70,000 lower compared to the same period last year, reflecting the Company's continued commitment to produce quality products.

Operating expenses were up approximately $286,000 from last year including a $102,000 increase in commissions expense, reflecting the higher sales level attained to date and higher commissions on Danfoss products than was offered a year ago. The Company's expenses increased approximately $125,000 for the six months ended October 31, 1996, due to new product marketing and development costs. The Company expects to continue the higher spending levels for new products for several quarters.

Income from operations improved to 7.4% for the six months ended October 31, 1996 versus 6.7% for the same period a year ago.

 Net cash provided by operating activities was $775,270, due primarily to decreases in receivables and inventories, increases in accounts payable and improved net income.



                Three months ended October 31, 1996 compared
                 to the three months ended October 31, 1995

Sales were approximately $392,000 higher in 1996 compared to 1995, a 17.9% increase, due to higher demand in the international market.

Gross margin increased by approximately $132,000 compared to the same quarter in 1995. As a percentage of sales, gross margin was 44.4% in 1996 compared to 46.4% in 1995. The decrease in the margin percentage is due primarily to higher material costs 28.8% this quarter compared to 24.7% last year. The higher material costs are due to a larger percentage of the Company's sales are of products with a higher material cost, an unfavorable product mix. Manufacturing Overhead costs, in particular repair and maintenance of machines, are also higher 9.3% this quarter, compared to 8.2% for the same period last year.

Operating expenses are up approximately $141,000 from last year including a increase of approximately $37,000 in commissions expense. New product marketing and development costs for the quarter were approximately $80,000 higher than for the same period last year. The Bad Debt Expense for the six months ended October 31, 1996 is approximately $27,000 less than for the same period last year. The decrease reflects improved accounts receivable collection efforts, and a better job of analyzing customer credit status.

Income from operations decreased slightly from the same period a year ago to $165,538 or 6.4% of sales for the three months ended October 31, 1996 versus 8.0% for the same period in 1995.

The Company recognized a gain of approximately $7,000 from the sale of stock for the three months ended October 31, 1996. The Company recognized a gain of approximately $10,000 for the three months ended October 31, 1995.

Royalty and other income decreased approximately $4,000 to approximately $39,000 due to lower interest and dividend income from high grade investment securities for the three months ended October 31, 1996 compared the same period last year. The Company's interest expense has decreased approximately $4,000 for the period ended October 31, 1996 compared to the same period ended in 1995, due to the Company's lower outstanding debt.

The income tax provision for the three months ended October 31, 1996 increased
approximately $2,000 compared to the same period in 1995.   The impact of
deferred tax items resulted in current tax rates of approximately 37.8% and 34.8% in 1996 and 1995, respectively.

                        PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended October 31, 1996.

B.  Reports on Form 8-K

    None filed in the quarter ended October 31, 1996.

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

                                              ENGINEERING MEASUREMENTS COMPANY
                                                                    Registrant





Date: November 27, 1996                   By: Charles E. Miller, Chairman
                                              (Principal Financial Officer
                                               and Chief Accounting Officer)

PRESS RELEASE


November 27, 1996


ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Second Quarter Results
Corporate Contact: Charles E. Miller
                           (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today a net income of $125,373 ($.04 per share) for the second quarter ended October 31, 1996. Net income for the six-month period ended October 31, 1996 was $249,300 ($.09 per share). This compares to net income for the three-month and six-month periods last year of $139,295 ($.05 per share) and $173,749 ($.08 per share), respectively. Sales for the quarter were approximately $2.58 million, and for the six-month period approximately $5.03 million; an 18% increase over the comparable periods last year.

Income from operations for the three and six month periods ended October 31, 1996, were approximately $166,000 and $351,000, as compared to approximately $174,000 and $276,000 for the same periods last year.

Management expects to report lower earnings for the third quarter due to increases in new product marketing and development costs.

     E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                           Operating Results
                 Second Quarter Ended October 31, 1996

                                 Three Months Ended         Six Months Ended
                                     October 31,                October 31,
                                 1996          1995         1996        1995
Net sales                     $2,578,617    $2,186,132   $5,030,919  $4,278,821

Income from operations           165,538       174,438      350,640     275,710

Other income                      36,091        39,249       57,109      67,351

Income taxes                      76,256        74,392      158,449     121,809

Net income                       125,373       139,295      249,300     221,252

Net earnings per share              $.04          $.05         $.09        $.08

Number of shares outstanding   2,766,385     2,733,052    2,759,719   2,733,052

                                Page 11 of 11