Form 10QSB
period 1997-01-31
ENGINEERING MEASUREMENTS CO
filed 1997-02-28
CIK 205303

FORM 10-QSB


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  January 31, 1997
                                     or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .

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

                              Yes    X       No ____.

The number of shares outstanding of Registrant's $.01 par value common stock, as of February 24, 1997, was 2,798,052.

Transitional Small Business Disclosure Format.

                              Yes             No     X  .

                       PART I - FINANCIAL INFORMATION
                        Item 1. Financial Statements

                      ENGINEERING  MEASUREMENTS COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                             January 31, 1997
                                               (unaudited)      April 30, 1996
Current assets:
  Cash and cash equivalents                    $458,961             $532,721
  Accounts receivable, net of allowance for
    doubtful accounts of $69,856 at
    January 31, 1997 and $75,687 at
    April 30, 1996                            1,397,365            1,313,033
  Short-term investments                      1,007,260              708,042
  Inventories                                 1,450,933            1,574,547
  Prepaid expenses                               80,705               75,892
  Other receivables                              36,238               50,141
  Deferred income taxes                         454,133              380,969
                                             ----------           ----------
         Total current assets                 4,885,595            4,635,345
                                             ----------           ----------
Property and equipment, at cost:
  Land                                          568,940              568,940
  Building & improvements                     1,619,595            1,589,118
  Vehicles                                       22,197               16,791
  Machinery and equipment                     2,622,343            2,561,532
  Office furniture and fixtures               1,147,617            1,209,306
                                             ----------           ----------
                                              5,980,692            5,945,687

  Less accumulated depreciation              (3,905,062)          (4,032,724)
                                             ----------           ----------
       Net property and equipment             2,075,630            1,912,963
                                             ----------           ----------

  Other                                          98,683               90,237
  Investment in common stock of Marcum Natural
    Gas Services, Inc.                          154,000              197,312
                                             ----------           ----------
         Total other assets                     252,683              287,549
                                             ----------           ----------

TOTAL ASSETS:                                $7,213,908           $6,835,857
                                             ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                  (Continued)

                      ENGINEERING  MEASUREMENTS COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                  January 31, 1997
                                                    (unaudited)   April 30, 1996
Current liabilities:
  Current portion of long-term debt                    $ 70,464        $137,558
  Accounts payable                                      532,516         462,332
  Accrued liabilities                                   640,488         593,524
                                                      ---------       ---------
     Total current liabilities                        1,243,468       1,193,414
                                                      ---------       ---------
Long-term liabilities:
  Loans from stockholder less current maturities        365,534         418,382
  Deferred income taxes                                 177,400         183,100
                                                      ---------       ---------
     Total long-term liabilities                        542,934         601,482
                                                      ---------       ---------

Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    2,988,452 shares issued at January 31, 1997,
    2,943,452 shares issued at April 30, 1996,
    2,798,052 shares outstanding at January 31, 1997,
    2,753,052 shares outstanding at April 30, 1996,      29,885          29,435
  Capital in excess of par value                      2,047,877       1,988,327
  Unrealized holding losses                             (66,682)        (56,416)
  Retained earnings                                   4,046,125       3,709,314
  Treasury stock at cost; 190,400 shares at
    January 31, 1997, 190,400 shares at
    April 30, 1996                                     (629,699)       (629,699)
                                                      ---------       ---------
       Total stockholders' equity                     5,427,506       5,040,961
                                                      ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:          $7,213,908      $6,835,857
                                                     ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      ENGINEERING  MEASUREMENTS COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                        January 31,             January 31,
                                      1997       1996         1997       1996
Sales                             $2,402,136 $2,179,253   $7,433,055 $6,458,074
Cost of sales                      1,335,880  1,254,957    4,099,979  3,627,697
                                   ---------  ---------    ---------  ---------
Gross margin on sales              1,066,256    924,296    3,333,076  2,830,377
                                   ---------  ---------    ---------  ---------
Operating expenses:
  Selling                            620,754    464,130    1,784,805  1,476,617
  General and administrative         196,431    207,448      646,765    603,893
  Research and development           167,973    101,221      463,641    298,393
  Provision for doubtful accounts      7,849     10,773       13,976     47,040
                                   ---------  ---------    ---------  ---------
Total operating expenses             993,007    783,572    2,909,187  2,425,943
                                   ---------  ---------    ---------  ---------
Income from operations                73,249    140,724      423,889    404,434
                                   ---------  ---------    ---------  ---------
Other income/(expense):
  Gain/(loss) on sale of stock         7,812        877       13,800     23,546
  Interest expense                    (9,381)   (13,212)     (30,281)   (43,481)
  Royalty and other income            63,292     31,172      135,313    118,123
                                   ---------  ---------    ---------  ---------
Total other income                    61,723     18,837      118,832     98,188

Income/(loss) from operations
  before income taxes                134,972    159,561      542,721    502,622

Income tax provision/(benefit)        47,461     10,351      205,910    132,160
                                   ---------  ---------    ---------  ---------
Net income/(loss)                     87,511    149,210      336,811    370,462
                                   =========  =========    =========  =========

Net earnings/(loss) per share          $0.03      $0.06        $0.12      $0.14

Net earnings/(loss) per share on
  a fully diluted basis                $0.03      $0.04        $0.11      $0.12
                                   =========  =========    =========  =========
Weighted average number of
  shares outstanding               2,781,385  2,746,385    2,766,941  2,737,496
                                   =========  =========    =========  =========

   The accompanying notes are an integral part of these consolidated financial statements.

                     ENGINEERING  MEASUREMENTS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
INCREASE/(DECREASE) IN CASH

                                                 Nine Months Ended January 31,
                                                    1997             1996
Cash flows from operating activities:
  Net income                                      $336,811         $370,462
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                    245,398          236,302
  Deferred tax provision/(benefit)                 (72,300)         (27,085)
  Provision for doubtful accounts                   (5,831)          (4,966)
  Gain on sales of investments                     (13,800)         (23,546)
  Loss on disposal of assets                         2,352            ---
  Changes in assets and liabilities-
    Receivables                                    (64,598)         (1,491)
    Inventories                                    123,614          (263,634)
    Prepaid expenses                                (4,813)          (39,470)
    Accounts payable and accrued liabilities       117,148          18,980
Net cash provided by                              --------         --------
  operating activities                             663,981          265,552
                                                  --------         --------
Cash flows from investing activities:
  Capital expenditures, net                       (396,666)        (184,407)
  Expenditures for intangible assets               (22,197)         (36,686)
  Investment purchases                            (951,102)        (128,130)
  Proceeds from sale of investments                692,166          185,831
Net cash provided by/(used) in                    --------         --------
  investing activities                            (677,799)        (163,392)
                                                  --------         --------
Cash flows from financing activities:
  Payments of long and short term debt            (108,404)        (152,848)
  Proceeds from exercise of stock options           60,000           31,600
  Principal payment under capital lease
    obligations                                    (11,538)         (12,431)
                                                  --------         --------
Net cash used in financing activities              (59,942)         (133,679)
Net increase/(decrease) in cash and cash          --------         --------
  equivalents                                      (73,760)         (31,519)
Cash and cash equivalents at beginning of
   period                                          532.721          312,183
                                                  --------         --------
    Cash and cash equivalents at end of period    $458,961         $280,664
                                                  ========         ========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                      $ 30,995          $44,499
    Income taxes                                   303,932           24,188

  The accompanying notes are an integral part of these consolidated financial statements.

                    ENGINEERING  MEASUREMENTS  COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1997. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1996.

1.  Principles of Consolidation

The consolidated financial statements include the accounts of Engineering Measurements Company (the Company) and its subsidiary, General Metrology Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                      January 31, 1997        April 30, 1996
  Raw materials and work-in-process      $1,254,896             $1,272,573
  Finished goods                            196,037                301,974
                                         ----------             ----------
                                         $1,450,933             $1,574,547
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


5.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. There are a total of 195,775 shares subject to outstanding options under the Company's stock option plans at January 31, 1997. The effect of the outstanding options and conversion right to purchase the total of 541,041 shares as of January 31, 1997, is dilutive and reflected in the financial statements. Year to date earnings per share on a fully dilutive basis using the treasury stock method was $.11 at January 31, 1997. In the previous fiscal year the shares issuable pursuant to the terms of a stockholder loan agreement were dilutive. Earnings per share on a fully dilutive basis using the treasury stock method was $.12 at January 31, 1996.

6.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          A.  Financial Condition

The Company's net working capital increased approximately $200,000 during the nine months ended January 31, 1997, primarily because of increases in investments, deferred income taxes, accounts receivable, and by decreases in the current maturities of long term debt, offset by lower inventories, lower cash and higher accounts payable and accrued liabilities. The current ratio remained at 3.9 during the period.

Cash and cash equivalents decreased approximately $74,000 at January 31, 1997, compared to April 30, 1996, due to investing excess cash in short term investments, and increases in accounts receivable. The Company intends to continue investing excess cash in high grade investment securities until the cash is needed for operations.

Management expects cash flow and earnings for the remainder of the fiscal year will fluctuate and be weaker than the results shown for the third quarter ended January 31, 1997, due to increases in new product marketing and development costs. No assurance can be given that the Company's investment of resources in new products will produce additional revenues for the Company.

Accounts receivable increased by approximately $84,000 at January 31, 1997, primarily due to higher sales volume. The Days Sales Outstanding (DSO) improved to 53.5 days for the nine months ended January 31, 1997, compared to 59.3 days for the same period last year, due to continued collection efforts by the Company

Inventories decreased approximately $124,000 in the first nine months of the fiscal year. The inventory turnover ratio for the nine months ended January 31, 1997, improved to 1.92 compared to 1.44 for the same period last year. The decrease in inventories, and increase in inventory turns reflects management's renewed emphasis on inventory management as well as increased sales levels.

The value of investments in common stock of Marcum Natural Gas Services, Inc. decreased approximately $43,000 in the period when valued at market.

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

                         B.  Results of Operations

                 Nine months ended January 31, 1997 compared
                  to the nine months ended January 31, 1996

Sales were approximately $975,000 higher in 1997 compared to 1996, a 15.1% increase, due to higher demand in the international market. The Company's order backlog is higher at January 31, 1997, at approximately $987,000, compared to $927,000 at January 31, 1996.

Gross margin increased by approximately $503,000. The gross margin as a percent to sales is 44.8% in 1997, compared to 43.8% in 1996. The higher gross margin is due primarily to lower warranty costs of 0.9% in the current year, compared to 2.1% last year. Warranty costs for the current year are lower, reflecting the Company's continued commitment to produce quality products. Material costs are approximately the same, 28.4% this year compared to 28.8% for the same period last year.

Operating expenses are up approximately $483,000 from last year, including an increase of approximately $119,000 in commissions expense, reflecting the higher sales volume. The Company's expenses increased approximately $232,000 for the nine months ended January 31, 1997, due to new product marketing and development costs. The Company expects to continue the higher spending levels for new products for several quarters. The Bad Debt Expense for the nine months ended January 31, 1997, is approximately $61,000 less than for the same period last year. The decrease reflects improved accounts receivable collection efforts, and better analysis of customer credit status. Income from operations increased slightly from the same period a year ago to approximately $424,000 or 5.7% of sales for the nine months ended January 31, 1997, versus 6.3% for the same period in 1996.

Income from operations before income taxes for the nine months ended January 31, 1997, is approximately $40,000 greater than the same period last year, although the income as a percent to sales is slightly lower at 7.4% compared to 7.8% for the same period last year.

Income taxes for the nine month period ended January 31, 1997, are approximately $74,000 higher than the same period last year. The impact of deferred tax items resulted in a tax rate for the current year of 38%, compared to 26% for the same period last year.

 Net cash provided by operating activities was approximately $661,000, due primarily to decreases in inventories, increases in accounts payable and improved net income.


             Three months ended January 31, 1997 compared
              to the three months ended January 31, 1996

Sales were approximately $223,000 higher in 1997 compared to 1996, a 10.2% increase, due to higher demand in the international market.

Gross margin increased by approximately $142,000 compared to the same period last year. As a percentage of sales, gross margin was 44.4% in 1997, compared to 42.4% in 1996. The increase in the gross margin percentage is due primarily to lower material costs, 27.0% this quarter compared to 30.4% in the comparable quarter last year. The lower material costs are a result of the Company's sales of products with a lower material cost; a favorable product mix. Manufacturing Overhead costs, in particular repair and maintenance of machines, offset the material savings at 9.1% this quarter, compared to 8.3% for the same period last year.

Operating expenses are up approximately $209,000 from last year including an increase of approximately $16,000 in commissions expense, due to higher volume. The Company's expenses increased approximately $123,000 for the three months ended January 31, 1997, due to new product marketing and development costs. The Company's commitment to improved customer service has resulted in an increase of approximately $29,000 over the prior year.

The Company recognized a gain of approximately $8,000 from the sale of stock for the three months ended January 31, 1997.

Royalty and other income increased approximately $32,000 to approximately $63,000 due to higher interest and dividend income from high grade investment securities for the three months ended January 31, 1997, compared to the same period last year, and the recovery of an account written off of approximately
$24,000.   The Company's interest expense has decreased approximately $4,000 for the period ended January 31, 1997, compared to the same period ended in 1996, due to the Company's lower outstanding debt.

The income tax provision for the three months ended January 31, 1997, increased
approximately $37,000 compared to the same period in 1996.   The impact of
deferred tax items resulted in current tax rates of approximately 35% and 6% in 1997 and 1996, respectively.

                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended January 31, 1997.

B.  Reports on Form 8-K

    None filed in the quarter ended January 31, 1997.

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

                                              ENGINEERING MEASUREMENTS COMPANY
                                                                    Registrant





Date: February 28, 1997                       By:
                                                   Charles E. Miller, Chairman
                                                  (Principal Financial Officer
                                                 and Chief Accounting  Officer)

PRESS RELEASE

February 28, 1997

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Third Quarter Results
Corporate Contact: Charles E. Miller
                           (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today net income of $87,511 ($.03 per share) for the third quarter ended January 31, 1997. Net income for the nine-month period ended January 31, 1997 was $336,811 ($.12 per share). This compares to net income for the three-month and nine-month periods last year of $149,210 ($.06 per share) and $370,462 ($.14 per share), respectively. Sales for the quarter were approximately $2.4 million, and for the nine-month period approximately $7.43 million; a 10% and a 15% increase over the comparable periods last year.

Income from operations for the three and nine month periods ended January 31, 1997, were approximately $73,000 and $424,000, as compared to approximately $141,000 and $404,000 for the same periods last year. The lower income for the most recent three month period is due to increases in new product marketing and development costs.

The difference in tax rates between the two years are due to the impact of deferred items.

Management expects to report lower earnings for the fourth quarter due to increases in new product marketing and development costs.

     E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                           Operating Results
                  Third Quarter Ended January 31, 1997

                           Three Months Ended              Nine Months Ended
                               January 31,                    January 31,
                            1997          1996              1997       1996
Net sales               $2,402,136    $2,179,253        $7,433,055 $6,458,074

Income from operations      73,249       140,724           423,889    404,434

Other income                61,723        18,837           118,832     98,188

Income taxes                47,461        10,351           205,910    132,160

Net income                  87,511       149,210           336,811    370,462

Net earnings per share        $.03          $.06              $.12       $.14

Number of shares
outstanding              2,781,385     2,746,385         2,766,941  2,737,496

                                Page 12 of 12