Form 10KSB
period 1997-04-30
ENGINEERING MEASUREMENTS CO
filed 1997-07-25
CIK 205303

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                FORM 10-KSB

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]
     For the Fiscal Year ended:  April 30, 1997
or
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

Issuer's revenues for its most recent fiscal year: $9,910,047

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 22, 1997 was $17,487,825

The number of shares outstanding of Registrant's $.01 par value common stock, as July 22, 1997 was 2,798,052

No documents are incorporated by reference into the text of this report.

Transitional Small Business Disclosure Format : Yes    ; No X


                                                  Exhibit Index on Pages 35-38

PART I

ITEM 1. BUSINESS

General

Engineering Measurements Company ("EMCO" or the "Company") is a Colorado corporation which was incorporated on January 4, 1967. The Company's executive offices and factory are located at 600 Diagonal Highway, Longmont, Colorado 80501. Its telephone number is (303) 651-0550.

The Company designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases.
The Company operates within the flow measurement devices and systems industry segment (S.I.C. Code No. 3823). The Company generates its revenues from the sales of flowmeter hardware, as well as from royalty income related to technological licensing arrangements, both foreign and domestic. With its 30 years experience in the field of flow measurement, Engineering Measurements Company is able to provide its customers with a family of products capable of measuring almost any kind of fluid or gas flow. While the Company has historically been strongest in energy utility flow measurement (particularly steam metering) it has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Utilizing a network of distributors and commissioned sales representatives, the Company markets flowmeters worldwide.

A new contract was signed with Danfoss in October 1995, to extend the marketing
agreement through May 1, 1998.   Terms of the alliance with Danfoss A/S allow
the Company to be the exclusive distributor for Danfoss' MAG and MASS flowmeters in the U.S. industrial market under the "EMCO" label. In turn, Danfoss is allowed to market and distribute EMCO's Vortex PhD flowmeter on a non-exclusive basis under the "Danfoss" label in Europe. The marketing agreement signed with Danfoss A/S completes the Company's "family of flowmeters". This family features five types of flowmeters capable of handling a broad spectrum of applications (steam, gas and liquid) as well as a large range of line sizes. It also positions the Company to compete on a product level with any flowmeter manufacturer in the world.

Products

The Company has developed, and markets a series of products to measure the flow of steam, chilled and hot water, natural gas, compressed gases and other fluids in a pipeline. Also included are products which support the primary flow measurements, such as pressure and temperature measurements and supporting electronics.

The Company has two major technologies used in its product lines. The sales contribution by each technology as a percent of sales for fiscal years 1997 and 1996 are as follows:

Technology               FY 1997        FY 1996
Volumetric                 70%            76%
Mass                       30%            24%

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

The Company introduced a new commercial water flowmeter in March 1997. The product is in the beginning of the sales cycle, and no significant revenues have been recognized at this time.

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

Customers

For Fiscal Year 1997, no customers accounted for more than 10% of the Company's reported revenues.

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

Working Capital Requirements

The Company is not required to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. In addition, the Company's working capital of approximately $3,190,000 as of April 30, 1997 is adequate to meet its current obligations. The Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months.

Backlog

At April 30, 1997, the total order backlog was approximately $986,000 as compared to $1,889,000 at April 30, 1996. It is anticipated that the entire backlog outstanding at April 30, 1997 will be shipped in the fiscal year ending April 30, 1998.

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

Research and Development

 The Company maintains research and development programs on a continuing basis. Research activities are primarily directed toward flow measurement and control. The Company spent approximately $621,000 for research and development in the fiscal year ending April 30, 1997, and about $427,000 in the fiscal year ending April 30, 1996.

Research and development (R&D) expenses were approximately $194,000 higher in fiscal year 1997 due to expenses incurred trying to develop new products. There is no assurance that the R&D efforts will result in additional sales for the Company.

In 1997, the emphasis of research and development was new product development. Management believes that research and development expenses will continue at the current levels in the future due to further new product development and enhancements. The intent of the Company's research and development is twofold:
1) Develop new flowmeter products including for industries and applications for which it has not historically provided products, and 2) Continue to lower product cost and improve quality.

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

Employees

At April 30, 1997, EMCO had 83 full-time employees, of which 8 are employed in administrative duties, 9 in sales and marketing duties, 7 in research and development and 59 in production, customer service and application engineering. This compares with 72 full-time employees at April 30, 1996. The Company had 4 part time employees at April 30, 1997.

Foreign Sales

In fiscal year 1997, the Company had foreign sales of approximately $3,639,000, or 36.7% of sales in fiscal year 1997, compared to approximately $2,420,000 or 27.9% of sales in fiscal year 1996. The increase of sales for fiscal year 1997 in Europe is due primarily to one major project which accounted for approximately $800,000 in sales. The growth in Asia and Other is due to higher
activity, rather than a single large project.   The breakdown of foreign sales
for fiscal years 1997 and 1996, in dollars and percent of total sales are:

                      FY 1997              FY 1996
Europe          $2,429,000  24.5%    $1,579,000  18.2%
Asia               544,000   5.5%       306,000   3.5%
Other              666,000   6.7%       535,000   6.2%

All foreign sales are exports from domestic operations.

ITEM 2.  PROPERTIES

The Company maintains its executive offices and factory at 600 Diagonal Highway, Longmont, Colorado in a 44,800 square foot brick, concrete and cinder block facility. The purchase of this facility by the Company was financed through the sale of tax exempt industrial development revenue bonds in 1981. The bonds were paid off in their entirety during fiscal year 1997.

In Management's opinion, the current executive offices and factory space are more than adequate for the Company's current operations and should provide enough space through Fiscal Year 1998 or later. Management also believes the building is in adequate condition for office and factory use, and will require no substantial improvements through Fiscal Year 1998 or later.


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

                              Quarters Ended in Fiscal Year 1997
                         07/31/96    10/31/96    01/31/97    04/30/97

         High              $3.38       $3.25       $4.00       $4.13
         Low               $2.88       $2.75       $2.75       $3.31

                              Quarters Ended in Fiscal Year 1996
                         07/31/95    10/31/95    01/31/96    04/30/96

         High              $2.63       $2.81       $3.13       $3.63
         Low               $2.19       $2.06       $2.31       $2.81


Approximate Number of Holders of Common Stock

The number of holders of record of the Company's common stock as of June 25, 1997, was 540.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION:

Liquidity, Capital Resources and Cash Flows

Net working capital decreased approximately $250,000 during the fiscal year ended April 30, 1997, primarily due to higher accounts payable, and higher current maturities of long-term debt. The working capital ratio for fiscal year 1997 decreased to 3.1 from 3.9 the previous fiscal year.

The Company does not have any lines of credit with any lenders. Currently the Company pays approximately $9,000 (principal and interest) a month to pay off the loans from a stockholder. The loans from a stockholder mature in April 1997, at that time the Company expects the stockholder to convert the $353,790
loans into 345,766 shares of EMCO common stock.   The Company expects to make
the payments out of normal operating cash flow.

As indicated by the financial statements, the Company's short-term borrowings, leases, and loans from stockholder have decreased from approximately $556,000 at April 30, 1996, to approximately $418,000 at April 30, 1997. The Company uses excess cash to invest in high grade securities until the cash is needed for operations. As of April 30, 1997, the Company has invested approximately $905,000 in high grade investment securities.

Cash and cash equivalents increased approximately $15,000, due to management's desire to fund future capital expenditures out of operations. Management believes it has adequate cash to support operations. This belief is supported by the fact that positive cash flow from operating activities of approximately $870,000 were offset by investing activities of approximately $777,000, and debt and lease obligations of approximately $78,000. The Company will continue to manage cash in order to support operations.

Net accounts receivable increased by approximately $245,000, due to higher sales volume. Collections of accounts receivable increased significantly and are reflected by the 5.5 day decrease of the Company's Days Sales Outstanding
(DSO) from 59.7 days to 54.1 days in fiscal years 1996 and 1997, respectively.

Short-term investments increased approximately $197,000 due to the Company selling the investment in common stock of Marcum Natural Gas Services, Inc. during the year and investing the proceeds in more liquid investments. The impact of recording investments at market value decreased the cost by approximately $50,000.

Inventories decreased approximately $318,000, and the inventory turn ratio increased from 1.45 in 1996 to 2.03 in 1997. The decrease in inventory is due primarily to greater inventory usage; the result of sales being approximately $1,244,000 higher.

Income taxes receivable of approximately $161,000 are the result of payments of estimated taxes and capital loss carrybacks.

Accounts payable increased approximately $151,000 due to higher material purchases resulting from higher sales volume.

The Company does not have any material commitments for capital expenditures. All proposed capital expenditures can be financed from the Company's cash flow.

Net working capital and the working capital ratio for the last two fiscal years were:

                                    As of April 30
                                  1997          1996

       Working capital         $3,191,593    $3,441,931
       Working capital ratio       3.3           3.9

Material changes in cash flows are summarized as follows:

                                   As of April 30
                                  1997          1996
Net cash provided by
  operating activities           $869,635    $582,783
Net cash (used in)
  investing activities          ($776,961)  ($173,219)
Net cash (used in)
  financing activities           ($77,558)  ($189,026)
Net increase in cash
  and cash equivalents            $15,116    $220,538


Management believes EMCO will enjoy improved results in the future. The basis of management's belief is that the Company has a strong foundation upon which
to grow.   The Company has accomplished the following:

A. The Company introduced a new commercial water flowmeter in March 1997. The product is currently at the beginning of the sales cycle, and no significant revenues have been recognized to date.
B. The Company will continue to conduct R&D activity for new products to be introduced in coming years. There is no assurance that the R&D activity will result in additional sales
        for the Company.   The Company will also emphasize value
        engineering to sustain margin despite increasing price competition.
C. The Company continues to make improvements in overall production efficiency; through increased investments in equipment. The Company is now capable of greater production capacity at little or no increased fixed cost. All equipment purchases were paid from the Company's cash flow.
D. The Company's balance sheet remains strong with the primary emphasis on the elimination of debt. The significant reduction in debt will reduce the amount of interest payments, which management believes will directly improve profitability. The Company also recognized approximately $78,000 in interest and dividend income from investments during the fiscal year ended April 30, 1997.


Management is not aware of any known trends, events or uncertainties that have had, or are likely to have an impact on short-term or long-term liquidity of the Company.

RESULTS OF OPERATIONS:

Sales Revenues

Sales revenues for the Company increased approximately $1,244,000 or 14.4% in fiscal year 1997 as compared to fiscal year 1996. The primary reason for the increase in sales was due to a large international project which resulted in sales of approximately $800,000. Mag meter sales increased approximately $497,000 over the previous year. The Mag market is the largest market where EMCO meters are sold; higher market volume means more product sale opportunities. The Company continues to place a high priority on product quality and customer satisfaction. Management believes this emphasis will have long-term positive impacts on sales. Finally, the Company continues to make major investments in new product development, including the introduction of a commercial water meter in March 1997. The water meter is in the beginning of the sales cycle, and no significant revenues have been recognized at this time. The Company will continue to maintain a healthy product development program.

Net Income

In fiscal year 1997, the Company recognized net income of $271,792, as compared to net income of $400,049 for fiscal year 1996. The decrease in income in 1997 can be attributed to the following:

                                     1997          1996
Gross Margin on Sales             $4,283,103    $3,813,683

Income from Operations              $405,123      $485,643

Gain/(Loss) on Sale of Stock         (79,865)       34,524

Royalty and other income             169,974       141,771

Interest Expense                     (39,246)      (56,185)

Income tax provision                (184,194)     (205,704)

The Company's decrease in net income in 1997 is due to the following reasons:
The gross margin on sales in 1997 was 43.2% as compared to 44.0% in 1996, which is attributable to higher material, labor and overhead costs, offset by lower warranty costs. Income from operations in 1997 are 4.1% compared to 5.6% in 1996. The lower income from operations is due to increased product development costs. Gain/(Loss) on sale of stock is approximately $115,000 lower in fiscal year 1997, primarily due to losses from the sale of 152,000 shares of Marcum Natural Gas Services, Inc. common stock at a loss of approximately $117,000. Royalty and other income is approximately $28,000 higher in fiscal year 1997. Interest expense decreased by approximately $17,000 due to the reduction of corporate debt.

Gross Margins

Overall gross margins for the past two years are reflected as follows:

                                As of April 30
                                1997       1996

     Gross margin                43%        44%

The decrease in gross margin from 1997 to 1996 was due to higher material (1.1%) costs due to an unfavorable product mix, higher labor and overhead (0.9%), partially offset by lower warranty costs (1.2%). Management believes investments made in 1997 will make manufacturing more efficient in the future.

Selling Expense

The Company incurred the following selling expenses as a percent of sales:

                                As of April 30
                                1997      1996

     Selling expense             24%        24%

Selling expense as a percent to sales remained relatively flat. The Company increased expenses by approximately $364,000 due to increased volume, in-field sales management and promotion of the new product line. Management in the future will continue to promote the Company's products through increased in-field sales management, advertising in trade journals, industry trade shows and telemarketing.

General and Administrative

General and administrative expense for the Company as a percent of sales for the past two years is as follows:

                                            As of April 30
                                            1997      1996

     General and administrative expense       9%       10%

General and administrative expenses as a percent of sales in fiscal year 1997 were slightly lower than the prior year. Actual expenses were approximately $8,000 lower in fiscal year 1997. Management intends in the future for general and administration expenses not to increase as quickly as sales.

Research and Development

Research and development expense as a percent of the Company's sales over the past two years is:

                                           As of April 30
                                           1997      1996
     Research and development expense        6%       5%

Research and development expenses increased approximately $194,000 in 1997 due to higher new product development activities. Management intends in the future to continue product development activities; while continuing to perform value engineering to lower the product cost and improve product quality.
There is no assurance that the new product development activities will result in additional sales for the Company.

Gains/(Losses) on Sale/Exchange of Stock

The Company recognized losses from the sale of stock in fiscal year 1997 from the following activities: 1) Loss on the sale of 154,000 shares of Marcum Natural Gas Services, Inc. (MGAS) common stock of approximately $117,000; 2) Gain on sales of high grade investments of approximately $37,000. In fiscal year 1996, the Company recognized gains on sales of high grade investments of approximately $30,000 and gain on the sale of 50,000 shares of MGAS common stock of $5,000.

Interest Rates

The outstanding borrowed amounts, the interest expense, and the effective interest rates, are shown below for the past two years:

                               As of April 30
                              1997         1996
     Amount Borrowed        $418,382     $555,940
     Interest Expense        $37,813      $56,214
     Interest Rates             7.8%         8.4%


The borrowed amounts have decreased due to paying off debt.   The interest
rate is lower in fiscal year 1997 because the mortgage on the building with higher interest rates were paid off. Management believes the Company's interest rates in the future will continue to stay at the same relative rate. The loan will mature at the end of fiscal year 1998. Management expects the stockholder to convert the $353,790 loan balance into 345,766 shares of EMCO common stock.

Income Taxes

Income taxes as a percentage of pre-tax income are depicted below:

                                                As of April 30
                                                1997       1996
     Income tax expense                          40%        34%

The reasons income taxes have varied are shown in Note 6 of the Notes to Financial Statements.

Trends

Most of the Company's sales (approximately 63%) are generated in the United States. Therefore, the health of the U.S. economy has a significant impact on the Company. However, the Company has such a small share of the total market currently that management believes the Company can continue to grow despite the fluctuations in the domestic economy. While the Company generates approximately 37% of sales internationally, management believes that the Danfoss marketing agreement (in which Danfoss markets and distributes the Company's Vortex PhD flowmeter in Europe and around the world), along with continued sales emphasis in developing nations, will cause international sales to increase beyond the current 37% in the near future.

The Company has a diverse product mix. Therefore, it is unlikely that any single competitor can have a decidedly negative impact on EMCO. The Company is able to address a number of different markets with a variety of products and technologies. Therefore, the Company's product market risk is also lower than many companies.

The Company has developed a new product line for the commercial water market. Sales of the new product are at the beginning of the sales cycle, and no significant revenues have been recognized to date.

The Company will continue to devote resources to new product development. However, there are no assurances that the new product development costs will result in additional sales for the Company.

Finally, the Company has eliminated bank debt altogether and will be out of debt by the end of fiscal year 1998. As such, management feels relatively insulated from any developments which might impact capital markets.

The Company does not anticipate any events to cause material changes in the revenue/cost relationship in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS


The following financial statements of Engineering Measurements Company are found on Pages 15 through 28.

                                                           Page
Report of Independent Certified Public Accountants         14
Balance Sheets-April 30, 1997 and 1996                     15,16
Statements of Operations-Years Ended
 April 30, 1997, and 1996                                  17
Statements of Changes in Stockholders'
 Equity-Years Ended April 30, 1997, and 1996               18
Statements of Cash Flows-Years Ended
 April 30, 1997, and 1996                                  19
Notes to Financial Statements                              20-29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Engineering Measurements Company

We have audited the accompanying balance sheets of Engineering Measurements Company (a Colorado corporation) as of April 30, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engineering Measurements Company as of April 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.






/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Denver, Colorado
June 13, 1997

                    ENGINEERING MEASUREMENTS COMPANY
                             BALANCE SHEETS

                                 ASSETS

                                                       April 30,
                                                   1997         1996
Current assets:
  Cash and cash equivalents                      $547,837     $532,721
  Accounts receivable, net of allowance
   for doubtful accounts and allowance for
   sales returns of $61,104 April 30, 1997
   and $101,979 at  April 30, 1996              1,557,566    1,313,033
  Short-term investments                          904,724      708,042
  Inventories                                   1,256,597    1,574,547
  Prepaid expenses                                 23,845       75,892
  Income taxes receivable                         160,848         --
  Other receivables                                62,602       50,141
  Deferred income taxes                           224,342      380,969
                                                ---------    ---------
Total current assets                            4,738,361    4,635,345
                                                ---------    ---------
Property and equipment, at cost:
  Land                                            568,940      568,940
  Building & improvements                       1,619,595    1,627,634
  Vehicles                                         22,196       16,791
  Machinery and equipment                       3,106,342    2,741,535
  Office furniture and fixtures                   950,271      990,787
                                                ---------    ---------
                                                6,267,344    5,945,687
  Less accumulated depreciation                (3,981,412)  (4,032,724)
                                                ---------    ---------
  Net property and equipment                    2,285,932    1,912,963
                                                ---------    ---------
  Other                                           109,335       90,237
  Investment in common stock of Marcum
    Natural Gas Services, Inc.                          0      197,312
                                                ---------    ---------
  Total other assets                              109,335      287,549
                                                ---------    ---------
TOTAL ASSETS:                                  $7,133,628   $6,835,857
                                               ==========   ==========

    The accompanying notes are an integral part of these statements.

                     ENGINEERING MEASUREMENTS COMPANY
                        BALANCE SHEETS - CONTINUED

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           April 30,
                                                       1997        1996
Current liabilities:
  Current portion of long-term debt                  $418,382     $137,558
  Accounts payable                                    612,538      462,332
  Accrued liabilities                                 515,848      593,524
                                                    ---------    ---------
         Total current liabilities                  1,546,768    1,193,414
                                                    ---------    ---------
Long-term liabilities:
  Loans from stockholder less current maturities            0      418,382
  Deferred income taxes                               188,100      183,100
                                                    ---------    ---------
         Total long-term liabilities                  188,100      601,482
                                                    ---------    ---------
Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    2,988,452 shares issued at April 30, 1997,
    2,943,452 shares issued at April 30, 1996,
    2,798,052 shares outstanding at April 30, 1997,
    2,753,052 shares outstanding at April 30, 1996     29,885       29,435
  Capital in excess of par value                    2,047,877    1,988,327
  Unrealized holding losses, net of taxes             (30,409)     (56,416)
  Retained earnings                                 3,981,106    3,709,314
  Treasury stock at cost; 190,400 shares at
    April 30, 1997 and April 30, 1996                (629,699)    (629,699)
                                                    ---------    ---------
         Total stockholders' equity                 5,398,760    5,040,961
                                                    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:        $7,133,628   $6,835,857
                                                   ==========   ==========

     The accompanying notes are an integral part of these statements.

                  ENGINEERING MEASUREMENTS COMPANY
                    STATEMENTS OF OPERATIONS

                                              Year Ended April 30,
                                               1997          1996

Sales                                       $9,910,047     $8,665,808
Cost of sales                                5,626,944      4,852,125
                                            ----------     ----------
Gross margin on sales                        4,283,103      3,813,683
                                            ----------     ----------
Operating expenses:
  Selling                                    2,404,919      2,040,468
  General and administrative                   852,130        860,540
  Research and development                     620,931        427,032
                                            ----------     ----------
Total operating expenses                     3,877,980      3,328,040
                                            ----------     ----------
Income from operations                         405,123        485,643
                                            ----------     ----------
Other income/(expense):
  Gain/(loss) on sale of stock                 (79,865)       34,524
  Interest expense                             (39,246)       (56,185)
  Royalty and other income                     169,974        141,771
                                            ----------     ----------
Total other income                              50,863        120,110

Income from operations before income taxes     455,986        605,753

Income tax provision                           184,194        205,704
                                            ----------     ----------
Net income                                    $271,792       $400,049
                                            ==========     ==========

Net earnings per share                           $0.10          $0.15

Net earnings per share on a fully
diluted basis                                    $0.09          $0.13
                                                 =====          =====
Weighted average number of
  shares outstanding                         2,774,719      2,741,385
                                             =========      =========

     The accompanying notes are an integral part of these statements.

                                    ENGINEERING MEASUREMENTS COMPANY
                              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     Capital in   Unrealized
                                Common Stock         excess of     Holding     Retained   Treasury
                             Shares      Par Value   Par value      Losses     Earnings     Stock
Balance at May 1, 1995      2,923,452     $29,235    $1,956,927  $(18,555)  $3,309,265   $(629,699)

 Net income                                                                    400,049
 Stock Options
  Exercised                    20,000         200        31,400
Unrealized holding losses,
  net of tax                                                      (37,861)
                            ---------     -------    ----------  ---------   ---------    ---------
Balance at April 30, 1996   2,943,452      29,435     1,988,327   (56,416)   3,709,314    (629,699)

 Net income                                                                    271,792
 Stock Options
  Exercised                    45,000         450        59,550
 Unrealized holding gains,
 net of tax                                                        26,007
                            ---------     -------    ----------  ---------   ---------    ---------

Balance at April 30, 1997   2,988,452     $29,885    $2,047,877  $(30,409)  $3,981,106   $(629,699)
                            =========     =======    ==========  =========  ==========   ==========

              The accompanying notes are an integral part of these statements.

                     ENGINEERING MEASUREMENTS COMPANY
                         STATEMENTS OF CASH FLOWS
INCREASE/(DECREASE) IN CASH
                                                      Year Ended April 30,
Cash flows from operating activities:                1997             1996
  Net income                                        $271,792         $400,049
  Adjustments to reconcile net income to
   net cash provided by operating activities--
  Depreciation and amortization                      348,739          311,955
  Deferred tax provision/(benefit)                   145,000           96,306
  Provision for doubtful accounts                    (40,876)         (60,226)
  (Gain)/Loss on sales of investments                 79,865          (34,524)
  Gain on disposal of assets                            (446)               -
  Changes in assets and liabilities-
    Receivables                                     (203,657)          36,553
    Inventories                                      317,950          (95,163)
    Income taxes receivable and prepaid expenses    (108,801)         (41,596)
    Accounts payable and accrued liabilities          72,530          (30,571)
                                                    --------         --------
Net cash provided by operating activities            869,635          582,783
                                                    --------         --------

Cash flows from investing activities:
  Capital expenditures, net                         (705,028)        (305,311)
  Expenditures for intangible assets                 (38,129)         (36,684)
  Investment purchases                            (1,365,254)        (236,721)
  Proceeds from sale of investments                1,328,652          405,497
  Proceeds from sale of fixed assets                   2,798                -
                                                  ----------         --------
Net cash provided by/(used) in
investing activities                               (776,961)        (173,219)
                                                    --------         --------
Cash flows from financing activities:
  Payments of long and short term debt              (126,020)        (203,797)
  Proceeds from exercise of stock options             60,000           31,600
  Principal payment under capital lease
   obligations                                       (11,538)         (16,829)
                                                    --------         --------
Net cash used in financing activities                (77,558)        (189,026)
                                                    --------         --------
Net increase/(decrease) in cash and cash
 equivalents                                          15,116          220,538
Cash and cash equivalents at beginning of
 period                                              532,721          312,183
                                                    --------         --------
Cash and cash equivalents at end of period          $547,837         $532,721
                                                    ========         ========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                         $39,848          $56,185
    Income taxes                                     347,495           24,084

      The accompanying notes are an integral part of these statements.

                        ENGINEERING MEASUREMENTS COMPANY

                          Notes to Financial Statements

1. Organization and Business

Engineering Measurements Company (EMCO or the Company) designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases. The Company sells products for energy utility flow measurement (particularly steam metering), but it also has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Utilizing a network of distributors and commissioned sales representatives, the Company markets flowmeters worldwide. (See Note 7 to the Financial Statements).

2. Summary of Significant Accounting Policies

Principles of Consolidation

For the fiscal year ended April 30, 1996, the financial statements include the accounts of the company and its wholly owned subsidiary General Metrology Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. General Metrology Corporation was liquidated during fiscal year 1997. Therefore, the financial statements for the fiscal year ended April 30, 1997, are not consolidated.

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

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. Also during fiscal year 1997, there were a total of 215,275 shares outstanding under the Company's stock option plans. Any dillutive effect of the outstanding options and conversion right to purchase the 561,041 shares as of April 30, 1997 is reflected in the financial statements.

The FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, which will be effective for periods ending after December 15, 1997. Early application is not permitted. Had SFAS 128 been adopted, the following table illustrates the Basic and Diluted EPS for fiscal year 1997:

                                         For the Year Ended April 30, 1997
                                        Income         Shares     Per-Share
                                      (Numerator)   (Denominator)  Amount
Net Income                              $271,792
                                        ========
Basic EPS
Net Income available to common
stockholders                            $271,792      2,774,719     $0.10

Effective of Dilutive Securities
Options and convertible debt              23,057        267,456
                                        --------      ---------
Diluted EPS
Income available to stockholders plus
assumed conversions                     $294,849      3,042,175     $0.09
                                        ========      =========     =====

Options to purchase 20,000 shares of common stock at $3.75 per share were outstanding during the year. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options which expire on April 1, 2002, were still outstanding at April 30, 1997.

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

The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at April 30, 1996 and 1997 are amortized as follows:

                                 Gross      Gross       Gross
                               Amortized  Unrealized  Unrealized
                                 Cost       Gains       Losses     Fair Value

Available-for-sale securities
   Equity securities            $763,665                 $57,640     $706,025
   Debt securities               234,174                  34,845      199,329
                                --------                 -------     --------
April 30, 1996                  $997,839                 $92,485     $905,354
                                ========                 =======     ========
Available-for-sale securities
   Equity securities            $225,590                  $7,221     $218,369
   Debt securities               728,985                  42,630      686,355
                                --------                 -------     --------
April 30, 1997                  $954,575                 $49,851     $904,724
                                ========                 =======     ========

The following table lists the maturities of debt securities held at April 30, 1997 classified as available-for sale:

                                             Estimated
                                             Amortized   Fair
                                               Cost      Value
Due in one year or less                      $264,050   $265,967
Due after one year through five years         464,935    420,388
                                             --------   --------
                                             $728,985   $686,355
                                             ========   ========

Proceeds on sales of securities classified as available-for-sale were $1,328,652 in fiscal year 1997, compared to $405,497 for fiscal year 1996. Gains of $78,052 and losses of $157,917 were realized on these sales for 1997, and $63,092 in gains and $28,568 in losses for 1996. The Company uses the specific identification method to determine cost of securities sold.

During fiscal year 1997, the Company sold all of its 154,000 shares of Marcum Natural Gas Services, Inc. (MGAS) stock, which resulted in a loss of approximately $117,000. The market value of the MGAS common stock was approximately $197,000 at April 30, 1996. During fiscal year 1996, the Company sold 50,000 shares of Marcum Natural Gas Services, Inc. (MGAS) stock, which resulted in a gain of approximately $5,000. At April 30, 1996, the Company held 154,000 shares of MGAS common stock at a cost of $234,624.

4. Inventories

Inventories are as follows:
                                                April 30
                                            1997        1996
Raw material and work-in-process         $1,081,823  $1,272,573
Finished goods                              174,774     301,974
                                         ----------  ----------
                                         $1,256,597  $1,574,547
                                         ==========  ==========

5. Long-term debt

Long-term debt consists of the following:        April 30
                                             1997        1996
Loans from Charles E. Miller, an
officer, director and stockholder
of the Company:
   Prime plus 2% note (a)                  $298,664    $348,982
   Prime plus 2% note (b)                   119,718     139,864
   Industrial revenue bonds (c)                   0      55,556
                                           --------    --------
                                            418,382     544,402
Obligations under capital leases                  0      11,538
                                           --------    --------
Total                                      $418,382    $555,940
                                           ========    ========

(a) The note is collateralized by inventory, accounts and notes receivable and fixed assets. In addition, up to 40% of the loan advances can be converted into the Company's common stock at the option of the note holder. The conversion prices are at 75% of the bid price for the Company's common stock on the date of each advance under the loan agreement and range from $.61 to $2.25 per share. At April 30, 1997, $252,538 of the loan could be converted into 280,674 shares of common stock. While the note has been a demand note, the stockholder has requested payment of the nonconvertible 60% portion of the note over a five year period ending April 1998 resulting in monthly principal payments of $4,193 plus interest on the outstanding balance. The 40% convertible portion is due
April 1998.

(b) The note is collateralized by inventory, accounts and notes receivable and fixed assets. Up to 40% of the loan advances can be converted into the Company's common stock at the option of the note holder. The conversion prices are at 100% of the bid price for the Company's common stock on the date of each advance under the loan agreement and range from $1.38 to $2.13 per share. At April 30, 1997, $101,252 of the loan could be converted into 65,092 shares of common stock through 1998. The nonconvertible 60% portion of the note is due over a five year period ending April 1998 resulting in monthly principal payments of $1,679 plus accrued interest on the outstanding balance. The 40% convertible portion is due April 1998.

(c) These bonds were payable at 70% of prime rate with a maximum of 15% and a minimum of 9%, collateralized by real estate, inventory, accounts receivable and equipment. They were payable at $11,111 per month until October 1, 1996, when the balance was paid. In August 1992, Mr. Miller purchased these bonds from an unrelated third party. The prime rate at April 30, 1997, was 8.50%.

The following is a schedule of annual maturities of long-term debt.
  Year Ending April 30
        1998               $418,382
                           ========

6.  Income Taxes

The Company accounts for income taxes under the liability method. Deferred taxes are provided based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

The following is a summary of the provision for income taxes:

                                Year Ended April 30
                                1997            1996
Current provision (benefit)
Federal                        $34,873        $130,200
State                            4,694         (20,802)
                               -------        --------
                               $39,567        $109,398

Deferred provision (benefit)
Federal                       $126,127         $92,000
State                           18,500           4,306
                              --------         -------
                              $144,627         $96,306
                              ========         =======
Total provision (benefit)
Federal                       $161,000        $222,200
State                           23,194         (16,496)
                              --------        --------
                              $184,194        $205,704
                              ========        ========

The provision for income taxes differs from the amount determined by applying the statutory rate to income before taxes, due to the following reasons:

                                     Year Ended
                                      April 30
                                   1997       1996
Income taxes at statutory rate   $178,000   $236,000
Change in estimate of state
 income taxes                           -    (41,000)

Other                               6,194     10,704
                                 --------   --------
Income tax expense               $184,194   $205,704
                                 ========   ========

Components of deferred tax assets and liabilities.

                                         April 30,
                                     1997         1996
Assets
  Reserve for bad debt              $24,000      $40,000
  Inventory cost capitalization      11,000       54,000
  Reserve for obsolete inventory     85,000       83,000
  Book basis of stock less than
  tax basis                               -      112,000
  Accrued compensation               15,000        9,000
  Investments stated at market       19,000       36,000
  Reserve for warranty costs         16,000       16,000
  Vacation accrual                   43,000       30,969
  Other                              11,342            -
                                    -------      -------
                                   $224,342     $380,969

Liabilities
  Accelerated depreciation         (188,100)    (183,100)
                                    -------      -------
 Net Asset                          $36,242     $197,869
                                    =======     ========

Included in the Company's balance sheets as follows:

                               April 30,
                           1997        1996
Current assets           $224,342    $380,969
Long-term liabilities    (188,100)   (183,100)
                         --------    --------
Net Asset                 $36,242    $197,869
                         ========    ========

7.  Foreign Sales

The Company had foreign sales of 36.7% and 27.9% of total sales in the fiscal years ended April 30, 1997 and 1996 respectively. The breakdown of foreign sales for fiscal years 1997 and 1996, in dollars and percent of total sales are:

                      FY 1997              FY1996
Europe         $2,429,000  24.5%   $1,579,000  18.2%
Asia              544,000   5.5%      306,000   3.5%
Other             666,000   6.7%      535,000   6.2%


8. Stock Option Plans

The 1991 Nonemployee Director Stock Plan authorized 200,000 shares, while the 1991 Incentive Plan authorized 600,000 shares.

A summary of stock option transactions follows:

                      1997                1996
                          Weighted            Weighted
                          average             average
                          exercise            exercise
                 Shares    price     Shares    price
Options
  outstanding
  May 1,        197,275    $2.48    207,275     $2.39
Granted          63,000    $3.32     12,500     $2.53
Canceled              0              (2,500)    $2.63
Exercised       (45,000)   $1.33    (20,000)    $1.58
Options         -------             -------
  outstanding
  April 30,     215,275    $2.96    197,275     $2.48
                =======             =======

Weighted average fair value of options granted during the year ended April 30, 1997 and April 30, 1996 is $ 1.17 and $ 0.73 per share respectively.

The following information applies to options outstanding at April 30, 1997:
                   Options Outstanding            Options Exercisable
                              Weighted
                              average     Weighted               Weighted
                             remaining    average                average
                  Number    contractual   exercise    Number     exercise
                outstanding life(years)   price     exercisable   price
Range of
exercise prices

$1.00 - $1.50      8,000       0.66        $1.00        8,000     $1.00
$1.51 - $2.27     33,230       0.93        $1.92       33,230     $1.92
$2.28 - $3.42    154,045       3.03        $3.18      114,045     $3.12
$3.43 - $3.75     20,000       4.92        $3.75       20,000     $3.75
                 -------                              -------
                 215,275                              175,275
                 =======                              =======

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                       1997      1996
         Net income
           As reported                271,792   400,049
           Pro forma                  197,778   393,582

         Primary earnings per share
           As reported                  $0.10     $0.15
           Pro forma                    $0.07     $0.14


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before the fiscal year ended April 30, 1996. In addition, potential deferred tax benefits of approximately $29,606 in 1997 and $3,525 in 1996 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996:

              Expected life (years)       3.801
              Risk-free interest rate     5.500%
              Volatility                 34.680%

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In addition to the above, at April 30, 1997 pursuant to the terms of the loans from a stockholder, a portion of the loans and accrued interest could be converted to a total of 345,766 shares of common stock. (See Note 5)

9.  Related Party Transactions

Charles E. Miller, the Chairman and Chief Executive Officer of the Company,
resigned as a director of MGAS in the fiscal year ended April 30, 1997.   The
154,000 shares of MGAS common stock which were sold by the Company represented approximately 2% of MGAS's outstanding common stock.

On June 11, 1991, DVCO, Inc. ("DVCO"), a wholly owned subsidiary of MGAS entered into a Sale and License Agreement with EMCO. Pursuant to that agreement, DVCO acquired the compressed natural gas (CNG) Dispenser and certain licenses to the underlying digital valve technology from EMCO.

EMCO and DVCO also entered into a Manufacturing and Lease Agreement, pursuant to which EMCO agreed to manufacture the digital valve (a key component of the CNG Dispenser) for up to 25 CNG Dispensers for DVCO. The agreement has been amended and renewed by the parties for additional digital valves, and may be renewed in the future by mutual agreement. Sales from the Company to DVCO was approximately $29,000 for the fiscal year ending 1997 and $61,000 for the fiscal year ending April 30, 1996. The Company recorded $50,000 royalty income from DVCO in fiscal year ending 1997 and $50,000 in fiscal year ending 1996. The royalty agreement expired April 30, 1997.

10. Employee Benefit Plan

The Company implemented a 401(k) Retirement Plan in July 1993. Employees may join the plan after one year of service, providing they are 21 years or older. The Company has a 5 year vesting schedule on the plan. The Company match for the fiscal years ending 1997 and 1996 was $15,857 and $12,425 respectively.

11. Major Customer

The Company sells a significant portion of its product to one customer. During fiscal years 1997 and 1996, sales to that customer aggregated $974,450 and $933,361, respectively.

12. Fair Market Value of Financial Instruments

Estimated fair value of financial instruments held for purposes other than trading are as follows as of April 30:

                                      1997                1996
                              Carrying    Fair    Carrying    Fair
                               Value      Value    Value      Value

   Cash and cash equivalents  $547,837   $547,837  $532,721  $532,721
   Short-term investments      904,724    904,724   708,042   708,042
   Investment in common
   stock of MGAS                     0          0   197,312   197,312

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

    Loans from Stockholders

    In the opinion of management, the fair value cannot be estimated due to the related party nature and conversion privileges of the notes payable.

14.  Fourth Quarter Adjustments

During the fourth quarter of the fiscal year ended April 30, 1997, the Company made an adjustment to cost of sales for $115,000. This adjustment resulted from the physical counts performed at April 30, 1997 and updating the Company's bill of materials during the fourth quarter.

Also in the fourth quarter, the Company sold 154,000 shares of Marcum Natural Gas Services, Inc. (MGAS) stock, which resulted in a loss of approximately $117,000.

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

                 Year     Position, Date first held
Name of          Elected  and Principal Occupation
Director         as
or Officer  Age  Director (For Past Five Years)

Charles E.   59  1967     Chief Executive Officer, President, Director
Miller                    and Chairman of the Board, previously President from
                          1967 to 1987; Member of the Compensation, and
                          Non-Employee Director Stock Plan Committees.

Saeid        34  1995     Vice President of Sales and Marketing. Previously
Hosseini                  National Sales Manager, Product Line Manager, and
                          Manager of Applications Engineering. Employed by the
                          Company for more than five years prior to this report.

Ken          35  1997    Vice President of Operations.  Previously Director
Teegardin                of Manufacturing since February 1995.  Employed in a
                         manufacturing management capacity at Johnson Yokogawa
                         Corporation, Newnan, Georgia, which is not an affiliate
                         of the Company, for more than five years prior to the
                         date of this report.

William A.   63  1978    Director, Member of the Audit and Compensation
Ringer                   Committees; President of Granville Phillips Company,
                         Boulder, Colorado, which is not an affiliate of the
                         Company.  Employed by Granville Phillips in an
                         executive capacity for more than five years prior to
                         the date of this report.

Thomas G.    50  1995    Director, Member of the Incentive Plan Committee;
Miller                   CEO and physician of College Park Family Care Center
                         of Overland Park, Kansas, which is not an affiliate of
                         the Company. Employed by College Park Family Care
                         Center in an executive capacity for more than five
                         years prior to the date of this report.

Walter       69  1995    Director, Member of the Audit, Compensation, and
Kluck                    Incentive Plan Committees; CEO of Industrial
                         Representatives, Inc. of Clifton, New Jersey, which
                         is not an affiliate of the Company. Employed by
                         Industrial Representatives, Inc. in an executive
                         capacity for more than five years prior to the date
                         of this report.

The Board of Directors has standing Audit, Compensation, and Incentive Plan Committees. Mr. Ringer and Mr. Kluck constitute the members of the Audit Committee, and Messrs. Charles Miller, Ringer, and Kluck serve on the Compensation Committee. Mr. Kluck and Mr. Thomas Miller serve on the Incentive Plan Committee. The Audit Committee reviews financial statements. The Audit Committee met once during the fiscal year ending April 30, 1997. The Compensation Committee meets informally as required to recommend to the Board of Directors the compensation to be paid to the officers of the Company and to recommend to the Board of Directors any other profit sharing and bonus issues that may come before the Board of Directors. The Compensation Committee met once during fiscal year 1997. The Incentive Plan Committee and the Non-Employee

Director Stock Plan Committee administer the respective Plans. Such Committees did not meet formally during the last fiscal year.

The Board of Directors held four meetings during the fiscal year ending April 30, 1997. All Directors attended all meetings.

All Directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors and are elected annually.

None of the Directors have been involved in any litigation or bankruptcy during the past five years.

Charles E. Miller, Thomas G. Miller and David S. Miller are brothers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with the copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with. Except for Mr. Hosseini who filed late on the exercise of 20,000 options.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation awarded to, earned by, or paid to the Company's Officer for services in all capacities to the Company during the fiscal year ended April 30, 1997:

                         SUMMARY COMPENSATION TABLE

Annual Compensation                                        Long Term Compensation
                                                Awards                Payouts
   (a)       (b)    (c)      (d)      (e)        (f)         (g)       (h)     (i)
                                     Other                 Securities         All
Name and                             Annual    Restricted  Underlying LTIP    Other
Principal                            Compen-   Stock       Options/   Pay-    Compen-
Position     Year Salary($) Bonus($) sation($) Awards($)   SAR's(#)   outs($) sation($)

Charles E.   1995  $86,874        0         0         0      10,875        0    $1,098
Miller,      1996 $121,644   $7,133         0         0           0        0    $1,217
CEO and      1997 $133,688   $2,651         0         0      10,000        0    $1,408
Chairman
of the Board

     Other Compensation for Mr. Miller reflects the matching portion of the Company's 401K plan.

                    Option/SAR Grants in Last Fiscal Year

                                    None.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

      (a)           (b)           (c)           (d)               (e)

                                             Number of
                                             Securities
                                             Underlying    Value of Unexercised
                                             Unexercised       In-the-Money
                                             Options/SAR's   Options/SAR's at
                                             at FY-End (#)      FY-End ($)
                   Shares
                  Acquired
Name             On Exercise       Value     Exercisable/     Exercisable/
                     (#)        Realized ($) Unexercisable    Unexercisable
Charles E. Miller     0              0         20,000/0        $45,000/$0
                                               10,875/0         $6,743/$0
                                                5,000/0         $4,350/$0
                                                5,000/0         $1,250/$0


            Long-Term Incentive Plans - Awards in Last Fiscal Year

                                    None.

Compensation of Directors

Directors who are not employees of the Company received an annual Director's fee of $3,000. This fee is paid whether or not the Director attends meetings of the Board and its Committees.

Under the 1988 Non-Statutory Stock Option Plan, options to purchase 40,000 shares were granted to directors, 20,000 shares each to William A. Ringer, and Charles E. Miller, in fiscal year 1993 exercisable at $1.75 per share from July 1, 1993 to December 31, 1997. Under the 1991 Non-Employee Director Stock Plan, in fiscal year 1995 options to purchase 60,000 shares were granted, 20,000 each to William A. Ringer, Walter Kluck, and Thomas G. Miller, exercisable at $3.40 per share from October 14, 1995 through October 14, 1998.

Employment Contracts and Termination of Employment and Change in Control Arrangements. None

Reporting on Repricing of Options/SAR's.     None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of July 2, 1997, the number and percentage of the Company's shares of Common Stock owned of record and beneficially by each person owning more than five percent (5%) of such Common Stock and by all individual directors and officers as a group:

                       Name of              Amount and Nature    Percent
Title of Class      Beneficial Owner           of Ownership      of Class

Common Stock      Charles E. Miller            1,255,721  (1)      39.7

Common Stock      William A. Ringer               98,900  (2)       3.5

Common Stock      Saeid Hosseini                  61,400  (3)       2.2

Common Stock      David S. Miller                397,027  (4)      14.3

Common Stock      Walter Kluck                    22,750  (5)       0.8

Common Stock      Thomas G. Miller               282,450  (6)      10.1

Common Stock      Ken Teegardin                   20,000  (7)       0.7


All Directors and Officers as a Group
(Six Persons)                                  1,741,171           53.1


(1) Record and Beneficial; includes 869,080 shares of common stock owned directly; an option to purchase 20,000 shares of common stock under the 1988 Non-statutory Stock Option Plan; an option to purchase 20,875 shares of common stock under the 1991 Incentive Plan; and the right to convert a portion of a loan balance into 345,766 shares of common stock pursuant to loan agreements (See Note 4 to the Consolidated Financial
    Statements).   Mr. Miller has sole voting and investing power on 857,080 of the owned shares; the remaining 12,000 shares have shared voting and investment power. Charles E. Miller's business address is 600 Diagonal Highway, Longmont, CO 80501.

(2) Record and Beneficial; includes 78,900 shares of common stock owned with sole voting and investment power; and an option to purchase 20,000 shares of common stock pursuant to the 1991 Non-Employee Director Stock Plan. William A. Ringer's business address is 5675 Arapahoe Avenue, Boulder, CO 80303.

(3) Record and Beneficial; includes 25,000 shares of common stock owned with sole voting and investment power; and an option to purchase 36,400 shares of common stock under the 1991 Incentive Plan. Saeid Hosseini's business address is 600 Diagonal Highway, Longmont, CO 80501.

(4) Record and Beneficial; includes 397,027 shares of common stock owned. David Miller has sole voting and investment power for 379,432 of the shares; the remaining 17,595 shares have shared voting and investment power. David S. Miller's business address is 420 E. Armour,
    N. Kansas City, MO 64166.

(5) Record and Beneficial; includes 2,750 shares of common stock owned with sole voting and investment power; and an option to purchase 20,000 shares of common stock under the 1991 Non-Employee Director Stock Plan. Walter Kluck's business address is P.O. Box 421, Clifton, NJ 07015.

(6) Record and Beneficial; includes 262,400 shares of common stock owned directly; and an option to purchase 20,000 shares of common stock under the 1991 Non-Employee Director Stock Plan. Thomas Miller has sole voting and investment power for 259,400 owned shares; the remaining 3,000 shares have shared voting and investment powers. Thomas G. Miller's business address is 11725 W. 112th St., Overland Park, KS 66210.

(7) Record and Beneficial; includes an option to purchase 20,000 shares of
    common stock under the 1991 Incentive Plan.   Ken Teegardin's business
    address is 600 Diagonal Highway, Longmont, CO 80501.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The related party transactions between the Company and Marcum Natural Gas are set forth in Item 1 of this Form 10-KSB. Other related party transactions include the sales from the Company to DVCO of approximately $29,000 in fiscal year ended April 30, 1997 and $61,000 in fiscal year ended April 30, 1996. The Company also recognized $50,000 of royalty income from DVCO during fiscal year ended April 30, 1997 and $50,000 for fiscal year 1996. The royalty agreement expired April 30, 1997.



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

10-9 Delivery Contract EMCO - Danfoss, Delivery Contract Danfoss EMCO, and License Agreement, dated May 3, 1991; filed as Exhibit 10-9 to the Company's Report on Form 10-K for the year ended April 30, 1992 and hereby incorporated by reference.

10-10 Loan agreement between the Registrant and Charles E. Miller, 10  dated
      June 10, 1993; filed as Exhibit 10-10 to the Company's Report on
      Form 10-KSB for the year ended April 30, 1993, and hereby incorporated by reference.

10-11 1991 Incentive Plan filed as Exhibit  10-11 to the Company's 11  Report on
      Form 10-KSB for the year ended April 30, 1993, and hereby incorporated by reference.

10-12 Agreement, dated July 9, 1993, among Patrick Petroleum
      Corporation of Michigan, the Company and General Metrology
      Company, filed as Exhibit 10-12 to the Company's Report on Form 10-Q for the quarter ended October 31, 1993, and hereby incorporated by reference.

10-13 Amendment to License Agreement, and Delivery Contract between 13 Danfoss and EMCO, dated June 13, 1995, filed herewith.

10-14 Termination agreement between Registrant and Douglas J.
      Collier, dated January 30, 1995, filed herewith.

21 List of Registrant's Subsidiaries; filed as Exhibit 22 to the Company's Report on Form 10-K for year ended April 30, 1992 and hereby incorporated by reference.

23 Consent of Grant Thornton to incorporate auditors report into the Registrant's S-8.

(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1997.

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



Date:  July 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.










/s/ Charles E. Miller                        /s/ William A. Ringer
Charles E. Miller                            William A. Ringer
(Director, Principal Executive Officer,      (Director)
 Principal Financial Officer and             July 24, 1997
 Principal Accounting Officer)
 July 24, 1997





/s/ Walter Kluck                             /s/ Thomas G. Miller
Walter Kluck                                 Thomas G. Miller
(Director)                                   (Director)
July 24, 1997                                July 24, 1997

                                                                 July 24, 1997

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Fiscal Year 1997 Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today net income of $271,792 ($.10 per share) for the fiscal year ended April 30, 1997. This compares to net income for the fiscal year ended April 30, 1996 of $400,049 ($.15 per share). Sales for fiscal year 1997 were approximately $9.9 million a 14% increase over the comparable period last year.

Income from operations for fiscal year 1997 were approximately $405,000, compared to approximately $486,000 for the same period last year. The increase in revenue was offset by new product marketing and development costs.

Other Income for fiscal year 1997 was approximately $51,000. This compares to other income for fiscal year 1996 of approximately $120,000. The decrease in other income is primarily due to the sale of 154,000 shares of Marcum Natural Gas Services, Inc. common stock at a loss of approximately $117,000.


     E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                           Operating Results
                       Year ended April 30, 1997


                                                 1997               1996
Net Sales                                     $9,910,047         $8,665,808

Income from operations                           405,123            485,685

Other income                                      50,863            120,110

Income taxes                                     184,194            205,704

Net income                                      $271,792           $400,049

Net earnings per share                              $.10               $.15

Number of shares outstanding                   2,798,052          2,753,052

