Form 10KSB/A
period 1997-04-30
ENGINEERING MEASUREMENTS CO
filed 1997-08-01
CIK 205303

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

                     ENGINEERING MEASUREMENTS COMPANY
                         STATEMENTS OF CASH FLOWS
INCREASE/(DECREASE) IN CASH
                                                      Year Ended April 30,
Cash flows from operating activities:                1997             1996
  Net income                                        $271,792         $400,049
  Adjustments to reconcile net income to
   net cash provided by operating activities--
  Depreciation and amortization                      348,739          311,955
  Deferred tax provision/(benefit)                   145,000           96,306
  Provision for doubtful accounts                    (40,875)         (81,933)
  (Gain)/Loss on sales of investments                 79,865          (34,524)
  Gain on disposal of assets                            (446)               -
  Changes in assets and liabilities-
    Receivables                                     (216,119)          58,260
    Inventories                                      317,950          (95,163)
    Income taxes receivable and prepaid expenses    (108,801)         (41,596)
    Accounts payable and accrued liabilities          72,530          (30,571)
                                                    --------         --------
Net cash provided by operating activities            869,635          582,783
                                                    --------         --------

Cash flows from investing activities:
  Capital expenditures, net                         (705,028)        (305,311)
  Expenditures for intangible assets                 (38,129)         (36,684)
  Investment purchases                            (1,365,254)        (236,721)
  Proceeds from sale of investments                1,328,652          405,497
  Proceeds from sale of fixed assets                   2,798                -
                                                  ----------         --------
Net cash provided by/(used) in
investing activities                               (776,961)        (173,219)
                                                    --------         --------
Cash flows from financing activities:
  Payments of long and short term debt              (126,020)        (203,797)
  Proceeds from exercise of stock options             60,000           31,600
  Principal payment under capital lease
   obligations                                       (11,538)         (16,829)
                                                    --------         --------
Net cash used in financing activities                (77,558)        (189,026)
                                                    --------         --------
Net increase/(decrease) in cash and cash
 equivalents                                          15,116          220,538
Cash and cash equivalents at beginning of
 period                                              532,721          312,183
                                                    --------         --------
Cash and cash equivalents at end of period          $547,837         $532,721
                                                    ========         ========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                         $39,848          $56,185
    Income taxes                                     347,495           24,084

      The accompanying notes are an integral part of these statements.