Form 10QSB
period 1997-07-31
ENGINEERING MEASUREMENTS CO
filed 1997-09-05
CIK 205303

FORM 10-QSB


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  July 31, 1997
or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .
                        Commission File No.: 0-9880


    E N G I N E E R I N G    M E A S U R E M E N T S    C O M P A N Y
         (Exact name of Registrant as specified in its charter)


          Colorado                                          84-0572936
(State or other jurisdiction of                    (I.R.S.Identification No.)
incorporation or organization)


600 Diagonal Highway, Longmont, Colorado                   80501
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

                            Yes    X        No        .

The number of shares outstanding of Registrant's $.01 par value common stock, as of August 29, 1997 was 2,800,052.

Transitional Small Business Disclosure Format.

                            Yes             No     X  .

                       PART I - FINANCIAL INFORMATION
                        Item 1. Financial Statements
                     ENGINEERING  MEASUREMENTS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS
                                                 July 31, 1997  April 30,
                                                  (unaudited)     1997
Current assets:
  Cash and cash equivalents                        $290,808      $547,837
  Accounts receivable, net of allowance for
   doubtful accounts and allowance for sales
   returns of $63,940 at July 31, 1997 and
   $61,104 at  April 30, 1997                     1,323,685     1,557,566
  Short-term investments                          1,171,692       904,724
  Inventories                                     1,325,938     1,256,597
  Prepaid expenses                                   89,947        23,845
  Income taxes receivable                           178,160       160,848
  Other receivables                                  25,348        62,602
  Deferred income taxes                             208,986       224,342
                                                  ---------     ---------
Total current assets                              4,614,564     4,738,361
                                                  ---------     ---------
Property and equipment, at cost:
  Land                                              568,940       568,940
  Building & improvements                         1,619,595     1,619,595
  Vehicles                                           22,196        22,196
  Machinery and equipment                         3,462,396     3,106,342
  Office furniture and fixtures                     955,509       950,271
                                                  ---------     ---------
                                                  6,628,636     6,267,344

  Less accumulated depreciation                  (4,078,410)   (3,981,412)
                                                  ---------     ---------
  Net property and equipment                      2,550,226     2,285,932
                                                  ---------     ---------
Other assets                                        105,534       109,335

TOTAL ASSETS:                                    $7,270,324    $7,133,628
                                                 ==========    ==========

    The accompanying notes are an integral part of these consolidated financial statements.
                                (Continued)

                     ENGINEERING  MEASUREMENTS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY
                                                    July 31, 1997   April 30,
                                                     (unaudited)      1997
Current liabilities:
  Current portion of long-term debt                  $  400,766    $  418,382
  Accounts payable                                      825,707       612,538
  Accrued liabilities                                   468,924       515,848
                                                      ---------     ---------
Total current liabilities                             1,695,397     1,546,768
                                                      ---------     ---------
Long-term liabilities:
  Deferred income taxes                                 183,300       188,100
                                                      ---------     ---------
Total long-term liabilities                             183,300       188,100
                                                      ---------     ---------

Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    2,990,452 shares issued at July 31, 1997,
    2,988,452 shares issued at April 30, 1997,
    2,800,052 shares outstanding at July 31, 1997,
    2,798,052 shares outstanding at April 30, 1997,      29,905        29,885
  Capital in excess of par value                      2,054,107     2,047,877
  Unrealized holding losses                             (17,182)      (30,409)
  Retained earnings                                   3,954,496     3,981,106
  Treasury stock at cost; 190,400 shares at
    July 31, 1997, 190,400 shares at
    April 30, 1997                                     (629,699)     (629,699)
                                                      ---------     ---------
Total stockholders' equity                            5,391,627     5,398,760
                                                      ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:          $7,270,324    $7,133,628
                                                     ==========    ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                   ENGINEERING  MEASUREMENTS COMPANY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                           Three Months Ended July 31,
                                               1997          1996
Sales                                       $2,290,337    $2,452,302
Cost of sales                                1,430,265     1,331,591
                                            ----------    ----------
Gross margin on sales                          860,072     1,120,711
                                            ----------    ----------
Operating expenses:
  Selling                                      542,751       561,939
  General and administrative                   238,044       235,211
  Research and development                     170,729       138,459
                                            ----------    ----------
Total operating expenses                       951,524       935,609
                                            ----------    ----------
Income from operations                         (91,452)      185,102
                                            ----------    ----------
Other income/(expense):
  Gain/(loss) on sale of stock                  45,533        (1,073)
  Interest expense                              (9,157)      (10,919)
  Royalty and other income                      14,911        33,010
                                            ----------    ----------
Total other income                              51,287        21,018

Income/(loss) from operations before
  income taxes                                 (40,165)      206,120

Income tax provision/(benefit)                 (13,555)       82,193
                                            ----------    ----------
Net income/(loss)                              (26,610)      123,927
                                            ==========    ==========
Net earnings/(loss) per share                   ($0.01)        $0.05
Net earnings/(loss) per share on a fully
  diluted basis                                 ($0.01)        $0.04
                                            ==========    ==========
Weighted average number of
  shares outstanding                         2,798,719     2,753,052
                                            ==========    ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                     ENGINEERING  MEASUREMENTS COMPANY
     CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                (Unaudited)

                                                   Three Months Ended July 31,
                                                      1997            1996
Cash flows from operating activities:
  Net income                                         $ (26,610)     $123,927
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                        108,747        77,803
  Deferred tax provision/(benefit)                       2,100        26,325
  Provision for doubtful accounts                        2,836        (1,635)
  Gain/(Loss) on sales of investments                  (35,637)       (6,917)
  Changes in assets and liabilities-
    Receivables                                        268,299      (323,004)
    Inventories                                        (69,341)      100,841
    Income taxes receivable and prepaid expenses       (83,414)      (40,019)
    Accounts payable and accrued liabilities           166,245       (36,617)
                                                     ---------      --------
Net cash provided/(used) by operating activities       333,225       (79,296)
                                                     ---------      --------
Cash flows from investing activities:
  Capital expenditures, net                           (367,698)      (87,201)
  Expenditures for intangible assets                    (1,542)       (2,119)
  Investment purchases                                (757,352)      (10,345)
  Proceeds from sale of investments                    547,704       121,374
                                                    ----------      --------
Net cash provided by/(used) in
  investing activities                                (578,888)       21,709
                                                    ----------      --------
Cash flows from financing activities:
  Payments of long and short term debt                 (17,616)      (50,950)
  Proceeds from exercise of stock options                6,250             0
  Principle payment under capital lease
    obligations                                              0        (4,531)
                                                    ----------      --------
Net cash used in financing activities                  (11,366)      (55,481)
Net increase/(decrease) in cash and cash            ----------      --------
  equivalents                                         (257,029)     (113,068)
Cash and cash equivalents at beginning of period       547,837       532,721
                                                    ----------      --------
Cash and cash equivalents at end of period          $  290,808      $419,653
                                                    ==========      ========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                        $    9,157     $  11,169
    Income taxes                                         3,033       158,368

      The accompanying notes are an integral part of these consolidated financial statements.

                    ENGINEERING  MEASUREMENTS  COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1997.

1.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                          July 31, 1997    April 30, 1997
     Raw materials and work-in-process     $1,156,221        $1,081,823
     Finished goods                           169,717           174,774
                                           ----------        ----------
                                           $1,325,938        $1,256,597
                                           ==========        ==========

2.  Investments

Investments are carried at fair market value. The Company's investment securities are classified as available for sale and recorded on the balance sheet at fair market value with unrealized gains and losses on these investments shown as a separate component of stockholder's equity, net of related taxes.


3.  Income Taxes

Deferred income taxes are provided for items which are reported for tax purposes in different periods than in the Statements of Operations.


4.  Earnings Per Share
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. Also during the quarter ended July 31, 1997, there were a total of 213,275 shares outstanding under the Company's stock option plans. Any dillutive effect of the outstanding options and conversion of debt into common stock of 561,041 shares as of July 31, 1997 is reflected in the financial statements.

The FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, which will be effective for periods ending after December 15, 1997. Early application is not permitted. Had SFAS 128 been adopted, the following table illustrates the Basic and Diluted EPS for the quarter ended July 31, 1997:

                                            For the Quarter Ended July 31, 1997
                                            Income        Shares     Per Share
                                          (Numerator)  (Denominator)   Amount
Net Loss                                    ($26,610)
                                            =========
Basic EPS
Net Loss available to common stockholders   ($26,610)    2,798,719     ($0.01)

Effective of Dilutive Securities
Options and convertible debt                   5,490       387,584
                                            --------     ---------
Diluted EPS
Income available to stockholders plus
assumed conversions                         ($21,120)    3,186,303     ($0.01)
                                            =========    =========     =======

5.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          A.  Financial Condition

The Company's net working capital decreased approximately $272,000 during the three months ended July 31, 1997, primarily due to decreases in cash, receivables, and increases in inventory, accounts payable and short term investments. The current ratio decreased from 3.1 to 2.7 during the period.

Cash and cash equivalents decreased approximately $257,000 at July 31, 1997 compared to April 30, 1997, due to capital expenditures of approximately $368,000 during the period. The Company intends to continue investing excess cash in high grade investment securities until the cash is needed for operations.

Accounts receivable decreased by approximately $234,000 at July 31, 1997, primarily due to lower sales and improved collections. The Days Sales Outstanding (DSO) improved to 52.2 days for the three months ended July 31, 1997 compared to 57.7 days for the same period last year.

Inventories increased approximately $69,000 in the first three months of the fiscal year. The inventory turnover ratio for the three months ended July 31, increased to 1.99 compared to 1.86 in fiscal 1997. Management will continue to emphasize inventory management.

The Company is making monthly payments of principal and interest, of approximately $9,000 to pay off loans from a stockholder. The company does not expect any material capital expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company currently does not have any line of credit arrangements.

                         B.  Results of Operations

                Three months ended July 31, 1997 compared
                 to the three months ended July 31, 1996

Sales were approximately $162,000 lower in 1997 compared to 1996, a 6.6% decrease, due to lower demand in the international market for the current year. The Company's order backlog is lower at July 31, 1997 at approximately $1,237,000, compared to $1,580,000 at July 31, 1996.

Gross profit decreased by approximately $261,000 to 37.6% of sales in 1997 compared to 45.7% in 1996. Lower sales volume than expected accounted for the decrease in the gross profit as labor and overhead were both higher at 4% and 5% respectively. Operating expenses are up approximately $16,000 from last year due to increased product development costs. Income from operations decreased approximately $276,000 for the three months ended July 31, 1997 compared to the same period a year ago.

The Company recognized gains of approximately $46,000 from the sale of stock for the three months ended July 31, 1997, compared to a loss of approximately $1,000 for the three months ended July 31, 1996.

Royalty and other income for the three months ended July 31, 1997, decreased approximately $18,000 to approximately $15,000 due to lower interest and dividend income from high grade investment securities and the termination of the royalty agreement at April 30, 1997, compared the same period last year. The Company's interest expense has decreased approximately $2,000 for the period ended July 31, 1997 compared to the same period ended in 1996, due to the Company's lower outstanding debt.

The income tax benefit for the three months ended July 31, 1997 was approximately $14,000 compared to an income tax provision of approximately
$82,000 the same period in 1996.   The impact of deferred tax items resulted
in current tax rates of approximately 33.7% and 39.9% in 1997 and 1996, respectively.

Net cash provided by operating activities was $333,225 due primarily to dereases in receivables.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended July 31, 1997.

B.  Reports on Form 8-K

    None filed in the quarter ended July 31, 1997.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Engineering Measurements Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGINEERING MEASUREMENTS COMPANY
Registrant





Date: September 5, 1997                By:   /s/ Charles E. Miller
                                             Charles E. Miller, Chairman
                                             (Principal Financial Officer and
                                              Chief Accounting Officer)

                                                          September 5, 1997

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
First Quarter Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550

Longmont, Colorado: Engineering Measurements Company announced today a net loss of $26,610 ($.01) per share for the first quarter ended July 31, 1997. Sales for the period were approximately $2.29 million; compared to sales of approximately $2.45 million for the same period last year.

Net loss for the first quarter was 1.2% of sales, compared to net income of 5.1% for the same period last year.


     E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                            Operating Results
                    First Quarter Ended July 31, 1997

                                                Three Months Ended
                                                      July 31,
                                                1997          1996

Net sales                                    $2,290,337    $2,452,302

Income (loss) from operations before taxes      (91,452)      206,120

Net income(loss)                                (26,610)      123,927

Net earnings(loss) per share                      ($.01)         $.05

Number of shares outstanding                  2,798,719     2,753,052
