Form 10QSB
period 1997-10-31
ENGINEERING MEASUREMENTS CO
filed 1997-12-08
CIK 205303

FORM 10-QSB


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  October 31, 1997
                                     or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .

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

                             Yes    X        No    ____.

The number of shares outstanding of Registrant's $.01 par value common stock, as of December 5, 1997 was 2,815,052.

Transitional Small Business Disclosure Format.

                             Yes             No     X  .

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       ENGINEERING  MEASUREMENTS COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                                               October 31, 1997   April 30, 1997
Current assets:
  Cash and cash equivalents                                         $576,241         $547,837
  Accounts receivable, net of allowance for doubtful
    accounts and allowance for sales returns of $59,374
    at October 31, 1997 and $61,104 at  April 30, 1997             1,723,922        1,557,566
  Short-term investments                                             696,389          904,724
  Inventories                                                      1,187,702        1,256,597
  Prepaid expenses                                                    82,054           23,845
  Income taxes receivable                                             14,734          160,848
  Other receivables                                                      355           62,602
  Deferred income taxes                                              232,474          224,342
                                                                 -----------      -----------
         Total current assets                                      4,513,871        4,738,361
                                                                 -----------      -----------
Property and equipment, at cost:
  Land                                                               568,940          568,940
  Building & improvements                                          1,619,595        1,619,595
  Vehicles                                                            22,196           22,196
  Machinery and equipment                                          3,488,607        3,106,342
  Office furniture and fixtures                                    1,004,401          950,271
                                                                 -----------      -----------
                                                                   6,703,739        6,267,344

  Less accumulated depreciation                                  (4,191,404)      (3,981,412)
                                                                 -----------      -----------
         Net property and equipment                                2,512,335        2,285,932
                                                                 -----------      -----------

Other assets                                                         108,341          109,335

TOTAL ASSETS:                                                     $7,134,547       $7,133,628
                                                                  ==========       ==========

                      ENGINEERING  MEASUREMENTS COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                      October 31, 1997   April 30, 1997

Current liabilities:
  Current portion of long-term debt                           $383,150         $418,382
  Accounts payable                                             536,999          612,538
  Accrued liabilities                                          573,147          515,848
                                                           -----------      -----------
         Total current liabilities                           1,493,296        1,546,768
                                                           -----------      -----------
Long-term liabilities:
  Deferred income taxes                                        183,400          188,100
                                                           -----------      -----------

Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    3,000,452 shares issued at October 31, 1997,
    2,988,452 shares issued at April 30, 1997,
    2,810,052 shares outstanding at October 31, 1997,
    2,798,052 shares outstanding at April 30, 1997,             30,005           29,885
  Capital in excess of par value                             2,071,007        2,047,877
  Unrealized holding losses                                   (36,247)         (30,409)
  Retained earnings                                          4,022,785        3,981,106
  Treasury stock at cost; 190,400 shares at
    October 31, 1997, 190,400 shares at
    April 30, 1997                                           (629,699)        (629,699)
                                                           -----------      -----------
         Total stockholders' equity                          5,457,851        5,398,760
                                                           -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                 $7,134,547       $7,133,628
                                                            ==========       ==========

                      ENGINEERING  MEASUREMENTS COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three                         Six
                                                Months Ended                 Months Ended
                                                October 31,                  October 31,
                                              1997        1996             1997        1996
Sales                                      $2,762,908  $2,578,617       $5,053,245  $5,030,919
Cost of sales                               1,566,751   1,432,508        2,997,016   2,764,099
                                           ----------  ----------       ----------  ----------
Gross margin on sales                       1,196,157   1,146,109        2,056,229   2,266,820
                                           ----------  ----------       ----------  ----------
Operating expenses:
  Selling                                     674,112     602,112        1,216,863   1,164,051
  General and administrative                  258,264     221,250          496,308     456,461
  Research and development                    163,317     157,209          334,046     295,668
                                           ----------  ----------       ----------  ----------
Total operating expenses                    1,095,693     980,571        2,047,217   1,916,180
                                           ----------  ----------       ----------  ----------
Income from operations                        100,464     165,538            9,012     350,640
                                           ----------  ----------       ----------  ----------
Other income/(expense):
  Gain/(loss) on sale of stock                (6,918)       7,061           38,615       5,988
  Interest expense                            (9,506)     (9,981)         (18,663)    (20,900)
  Royalty and other income                     25,047      39,011           39,958      72,021
                                           ----------  ----------       ----------  ----------
Total other income                              8,623      36,091           59,910      57,109

Income/(loss) from operations before
  income taxes                                109,087     201,629           68,922     407,749

Income tax provision/(benefit)                 40,798      76,256           27,243     158,449
                                           ----------  ----------       ----------  ----------
Net income/(loss)                              68,289     125,373           41,679     249,300
                                            =========   =========        =========   =========

Net earnings/(loss) per share                   $0.02       $0.04            $0.01       $0.09

Net earnings/(loss) per share on a fully
  diluted basis                                 $0.02       $0.04            $0.01       $0.08
                                               ======      ======           ======      ======
Weighted average number of
  shares outstanding                        2,805,385   2,766,385        2,802,052   2,759,719
                                            =========   =========        =========   =========

                      ENGINEERING  MEASUREMENTS COMPANY
    CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                   (Unaudited)

                                                          Six Months Ended
                                                             October 31,
                                                       1997               1996
Cash flows from operating activities:
  Net income                                        $  41,679         $ 249,300
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                       227,084           157,158
  Deferred tax provision/(benefit)                     (9,100)          (58,200)
  Provision for doubtful accounts                      (1,730)          (14,258)
  Gain/(Loss) on sales of investments                 (38,615)           (5,988)
  Changes in assets and liabilities-
    Receivables                                      (102,379)          191,736
    Inventories                                        68,895           190,706
    Income taxes receivable and prepaid expenses       87,905           (44,644)
    Accounts payable and accrued
     liabilities                                      (18,240)          110,509
Net cash provided/(used) by                         ---------         ---------
  operating activities                                255,499           776,319
                                                    ---------         ---------
Cash flows from investing activities:
  Capital expenditures, net                          (442,801)         (246,238)
  Expenditures for intangible assets                   (9,692)          (14,902)
  Investment purchases                               (847,577)         (766,819)
  Proceeds from sale of investments                 1,084,957           523,987
Net cash provided by/(used) in                      ---------         ---------
  investing activities                               (215,113)         (503,972)
                                                    ---------         ---------
Cash flows from financing activities:
  Payments of long and short term debt                (35,232)          (90,788)
  Proceeds from exercise of stock options              23,250            35,000
  Principle payment under capital lease
    obligations                                             0            (8,592)
                                                    ---------         ---------
Net cash used in financing activities                 (11,982)          (64,380)
Net increase/(decrease) in cash and cash            ---------         ---------
  equivalents                                          28,404           207,967
Cash and cash equivalents at beginning of
  period                                              547,837           532,721
                                                    ---------         ---------
    Cash and cash equivalents at end of period      $ 576,241         $ 740,688
                                                    =========         =========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                         $ 18,663         $  20,900
    Income taxes                                        3,033           169,000

                      ENGINEERING  MEASUREMENTS  COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1997.


1.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:


                                         October 31, 1997   April 30, 1997
     Raw materials and work-in-process      $1,036,857        $1,081,823
     Finished goods                            150,845           174,774
                                            ----------        ----------
                                            $1,187,702        $1,256,597
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


4.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. Also during the quarter ended October 31, 1997, there were a total of 203,275 shares outstanding under the Company's stock option plans. Any dillutive effect of the outstanding options and conversion of debt into common stock of 561,041 shares as of October 31, 1997 is reflected in the financial statements.

The FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, which will be effective for periods ending after December 15, 1997. Early application is not permitted. Had SFAS 128 been adopted, the following table illustrates the Basic and Diluted EPS for the six months ended October 31, 1997:

                                       For the Six Months Ended October 31, 1997
                                           Income         Shares       Per-Share
                                        (Numerator)    (Denominator)     Amount
Net Income                                  $41,679
                                            =======
Basic EPS
Net Income available to common              $41,679      2,802,052        $0.01
stockholders

Effective of Dilutive Securities
Options and convertible debt                 12,318        387,562
                                            -------      ---------
Diluted EPS
Income available to stockholders plus
assumed conversions                         $53,997      3,189,614        $0.01
                                            =======      =========        =====

5.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             A.  Financial Condition

The Company's net working capital decreased approximately $171,000 during the six months ended October 31, 1997, primarily due to decreases in short-term investments $208,000, accounts payable $76,000, income taxes receivable $146,000, inventories $69,000, and other receivables $62,000, and increases in accounts receivable $166,000, and prepaid expenses $58,000. The current ratio remained relatively unchanged, 3.06 at April 30, 1997, to 3.02 at October 31, 1997.

Cash and cash equivalents increased approximately $28,000 at October 31, 1997 compared to April 30, 1997. Capital expenditures were approximately $443,000 during the period, offset by proceeds from investments of approximately $237,000 and cash provided by operations of approximately $255,000. The Company intends to continue investing excess cash in high grade investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $166,000 at October 31, 1997, primarily due to higher sales in the second quarter. The Days Sales Outstanding
(DSO) remained the same at 54.4 days for the six months ended October 31, 1997 compared to 54.1 days for the fiscal year ended April 30, 1997.

Inventories decreased approximately $69,000 in the first six months of the fiscal year. The inventory turnover ratio for the six months ended October 31, 1997, increased to 2.26 compared to 2.03 in fiscal 1997. Increased sales and better management of the inventory contributed to the improvement in inventory turns. Management will continue to emphasize inventory management.

The Company is making monthly payments of principal and interest, of approximately $9,000 to pay off loans from a stockholder, this loan will be paid in full by the end of the current fiscal year. The company does not expect any material capital expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company currently does not have any line of credit arrangements.

                           B.  Results of Operations

                 Six months ended October 31, 1997 compared
                  to the six months ended October 31, 1996

Sales were approximately $22,000 higher in 1997 compared to 1996, a 0.4% increase for the current year. New product sales year to date are approximately $298,000. The Company's order backlog is lower at October 31, 1997 at approximately $1,370,000, compared to $1,567,000 at October 31, 1996.

Gross profit decreased by approximately $211,000 to 40.7% of sales in 1997 compared to 45.7% in 1996. The lower gross profit is due primarily to labor and overhead being higher at 3% and 1.4% respectively. Operating expenses are up approximately $131,000 from last year due primarily to increased selling costs
related to new product introduction, and product development costs.   Income
from operations decreased approximately $342,000 for the six months ended October, 1997 compared to the same period a year ago.

The Company recognized gains of approximately $39,000 from the sale of stock for the six months ended October 31, 1997, compared to approximately $6,000 for the six months ended October 31, 1996.

Royalty and other income for the six months ended October 31, 1997, decreased approximately $32,000 to approximately $40,000 due to lower interest and dividend income from high grade investment securities and the termination of the
royalty agreement at April 30, 1997, compared the same period last year.   The
Company's interest expense has decreased approximately $2,000 for the six months ended October 31, 1997 compared to the same period ended in 1996, due to the Company's lower outstanding debt.

The income tax provision for the six months ended October 31, 1997 was approximately $27,000 compared to approximately $158,000 for the same period in
1996.   The impact of deferred tax items resulted in current tax rates of approximately 39.5% and 38.9% in 1997 and 1996, respectively.

Net cash provided by operating activities was $255,499, due to decreases in inventories, income tax receivables and prepaid expenses, along with increased depreciation and amortization costs.


              Three months ended October 31, 1997 compared
               to the three months ended October 31, 1996


Sales were approximately $184,000 higher in 1997 compared to 1996, a 7.1% increase, due primarily to new product sales of approximately $131,000.

Gross margin increased by approximately $50,000 to 43.3% of sales in 1997 compared to 44.4% for the same quarter in 1996. The decrease in gross margin in 1997 is due to slight increases in material, labor and overhead compared to the same period last year. Operating expenses are $115,000 greater than last year due primarily to higher selling expenses related to new product introduction approximately $34,000, higher commissions as a result of higher sales volume approximately $42,000, and higher bad debt expenses approximately $12,000.

The Company anticipates selling expenses related to new product sales, and R&D expenses for new product development to continue for several quarters. Management makes no assurance that any of the new products will produce significant additional revenue for the Company.

Royalty and other income is approximately $14,000 less for the three months ended October 31, 1997 than for the same period last year due primarily to the termination of the royalty agreement at April 30, 1997, compared the same period last year.

The income tax provision for the three months ended October 31, 1997 was approximately $41,000 compared to approximately $76,000 for the same period in
1996.   The impact of deferred tax items resulted in current tax rates of approximately 37.4% and 37.8% in 1997 and 1996, respectively.

                       PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended October 31, 1997.

B.  Reports on Form 8-K

    None filed in the quarter ended October 31, 1997.

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

                                             ENGINEERING MEASUREMENTS COMPANY
                                             Registrant





Date: December 8, 1997                    By:   /s/ Charles E. Miller
                                          Charles E. Miller, Chairman
                                                    (Principal Financial Officer
                                                    and Chief Accounting
                                                    Officer)

December 8, 1997

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Second Quarter Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today a net income of $68,289 ($.02 per share) for the second quarter ended October 31, 1997. Net income for the six-month period ended October 31, 1997 was $41,679 ($.01 per share). This compares to net income for the three-month and six-month periods last year of $125,373 ($.04 per share) and $249,300 ($.09 per share), respectively. Sales for the quarter were approximately $2.76 million, and for the six-month period approximately $5.05 million; a 7% and a 0.4% increase respectively over the comparable periods last year.

Income from operations for the three and six month periods ended October 31, 1997, were approximately $100,000 and $9,000, as compared to approximately $166,000 and $351,000 for the same periods last year.


     E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                           Operating Results
                  Second Quarter Ended October 31, 1997

                                Three Months Ended             Six Months Ended
                                    October 31,                   October 31,
                                 1997           1996           1997        1996

Net sales                     $2,762,908     $2,578,617    $5,053,245  $5,030,919

Income from operations           100,464        165,538         9,012     350,640

Other income                       8,623         36,091        59,910      57,109

Income taxes                      40,798         76,256        27,243     158,449

Net income                        68,289        125,373        41,679     249,300

Net earnings per share              $.02           $.04          $.01        $.09

Number of shares outstanding   2,805,385      2,766,385     2,802,052   2,759,719