Form 10QSB
period 1998-01-31
ENGINEERING MEASUREMENTS CO
filed 1998-03-04
CIK 205303

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  January 31, 1998
                                    or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .

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

Yes    X       No ____.

The number of shares outstanding of Registrant's $.01 par value common stock, as of February 25, 1998 was 2,840,052.

Transitional Small Business Disclosure Format.

Yes             No     X  .

                       PART I - FINANCIAL INFORMATION
                        Item 1. Financial Statements

                      ENGINEERING  MEASUREMENTS COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                                       January 31,     April 30,
                                                           1998          1997
                                                       (unaudited)
Current assets:
  Cash and cash equivalents                              $763,266      $547,837
  Accounts receivable, net of allowance for doubtful
    accounts and allowance for sales returns of
    $73,089 at January 31, 1998 and
    $61,104 at  April 30, 1997                          1,626,100     1,557,566
  Short-term investments                                  721,492       904,724
  Inventories                                           1,131,815     1,256,597
  Prepaid expenses                                         67,904        23,845
  Income taxes receivable                                       0       160,848
  Other receivables                                           295        62,602
  Deferred income taxes                                   247,374       224,342
                                                       ----------    ----------
         Total current assets                           4,558,246     4,738,361
                                                       ----------    ----------
Property and equipment, at cost:
  Land                                                    568,940       568,940
  Building & improvements                               1,619,595     1,619,595
  Vehicles                                                 22,196        22,196
  Machinery and equipment                               3,471,155     3,106,342
  Office furniture and fixtures                         1,164,656       950,271
                                                      -----------    ----------
                                                        6,846,542     6,267,344

  Less accumulated depreciation                        (4,290,344)   (3,981,412)
                                                      -----------    ----------
         Net property and equipment                     2,556,198     2,285,932
                                                      -----------    ----------

Other assets                                              153,250       109,335

TOTAL ASSETS:                                          $7,267,694    $7,133,628
                                                      ===========    ==========

                     ENGINEERING  MEASUREMENTS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                   LIABILITIES AND STOCKHOLDER'S EQUITY


                                                       January 31,   April 30,
                                                          1998         1997
                                                       (unaudited)

Current liabilities:
  Current portion of long-term debt                       $353,790     $418,382
  Accounts payable                                         565,901      612,538
  Accrued liabilities                                      562,369      515,848
                                                         ----------  -----------
         Total current liabilities                       1,482,060    1,546,768
                                                         ----------  -----------
Long-term liabilities:
  Deferred income taxes                                    179,700      188,100
                                                         ----------  -----------
         Total long-term liabilities                       179,700      188,100
                                                         ----------  -----------

Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    3,030,452 shares issued at January 31, 1998,
    2,988,452 shares issued at April 30, 1997,
    2,840,052 shares outstanding at January 31, 1998,
    2,798,052 shares outstanding at April 30, 1997,         30,305       29,885
  Capital in excess of par value                         2,136,957    2,047,877
  Unrealized holding losses                                (36,247)     (30,409)
  Retained earnings                                      4,104,618    3,981,106
  Treasury stock at cost; 190,400 shares at
    January 31, 1998, 190,400 shares at
    April 30, 1997                                        (629,699)    (629,699)
                                                        ----------  -----------
         Total stockholders' equity                      5,605,934    5,398,760
                                                        ----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:             $7,267,694   $7,133,628
                                                        ==========  ===========

                     ENGINEERING  MEASUREMENTS COMPANY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Three Months Ended         Nine Months Ended
                                          January 31,                January 31,
                                        1998       1997            1998       1997

Sales                                $2,575,432 $2,402,136      $7,628,677  $7,433,055
Cost of sales                         1,533,057  1,335,880       4,530,073   4,099,979
                                     ---------- ----------      ----------  ----------
Gross margin on sales                 1,042,375  1,066,256       3,098,604   3,333,076
                                     ---------- ----------      ----------  ----------
Operating expenses:
  Selling                               576,075    620,754       1,792,938   1,784,805
  General and administrative            237,561    204,280         733,869     660,741
  Research and development              137,895    167,973         471,941     463,641
                                     ---------- ----------      ----------  ----------
Total operating expenses                951,531    993,007       2,998,748   2,909,187
                                     ---------- ----------      ----------  ----------
Income from operations                   90,844     73,249          99,856     423,889
                                     ---------- ----------      ----------  ----------
Other income/(expense):
  Gain/(loss) on sale of stock           37,014      7,812          75,629      13,800
  Interest expense                       (7,930)    (9,381)        (26,593)    (30,281)
  Royalty and other income                6,206     63,292          46,164     135,313
                                     ---------- ----------      ----------  ----------
Total other income                       35,290     61,723          95,200     118,832

Income/(loss) from operations before
  income taxes                          126,134    134,972         195,056     542,721

Income tax provision/(benefit)           44,301     47,461          71,544     205,910
                                     ---------- ----------      ----------  ----------
Net income/(loss)                        81,833     87,511         123,512     336,811
                                       ========   ========        ========    ========

Net earnings/(loss) per share             $0.03      $0.03           $0.04       $0.12

Net earnings/(loss) per share on a
fully diluted basis                       $0.03      $0.03           $0.04       $0.11
                                       ========   ========        ========    ========
Weighted average number of
  shares outstanding                  2,828,385  2,781,385       2,810,830   2,766,941
                                       ========   ========        ========    ========

                     ENGINEERING  MEASUREMENTS COMPANY
       CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                 (Unaudited)

                                                  Nine Months Ended January 31,
                                                      1998             1997
Cash flows from operating activities:
  Net income                                       $  123,512         $ 336,811
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                       348,044           245,398
  Deferred tax provision/(benefit)                    (27,700)          (72,300)
  Provision for doubtful accounts                      11,985            (5,831)
  Gain/(Loss) on sales of investments                 (95,705)          (13,800)
  Gain on disosal of assets                             2,805             2,352
  Changes in assets and liabilities-
    Receivables                                       (18,212)          (64,598)
    Inventories                                       124,782           123,614
    Income taxes receivable and prepaid expenses      116,789            (4,813)
    Accounts payable and accrued
     liabilities                                         (116)          117,148
Net cash provided/(used) by                        ----------        ----------
  operating activities                                586,184           663,981
                                                   ----------        ----------
Cash flows from investing activities:
  Capital expenditures, net                          (604,304)         (396,666)
  Expenditures for intangible assets                  (60,726)          (22,197)
  Investment purchases                             (1,356,732)         (951,102)
  Proceeds from sale of investments                 1,626,099           692,166
Net cash provided by/(used) in                     ----------        ----------
  investing activities                               (395,663)         (677,799)
                                                   ----------        ----------
Cash flows from financing activities:
  Payments of long and short term debt                (64,592)         (108,404)
  Proceeds from exercise of stock options              89,500            60,000
  Principle payment under capital lease
    obligations                                             0           (11,538)
                                                   ----------        ----------
Net cash used in financing activities                  24,908           (59,942)
Net increase/(decrease) in cash and cash           ----------        ----------
  equivalents                                         215,429           (73,760)
Cash and cash equivalents at beginning of
  period                                              547,837           532,721
                                                   ----------        ----------
    Cash and cash equivalents at end of period      $ 763,266         $ 458,961
                                                    =========         =========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                        $  26,593         $  30,995
    Income taxes                                        6,659           303,932

                     ENGINEERING  MEASUREMENTS  COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1997.


1.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                        January 31, 1998      April 30, 1997
     Raw materials and work-in-process     $   973,888          $1,081,823
     Finished goods                            157,927             174,774
                                          -------------       -------------
                                            $1,131,815          $1,256,597
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


4.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Pursuant to the terms of a loan agreement, a stockholder may convert up to $353,790 in principal and accrued interest into 345,766 shares of common stock at an average price of $1.02 per share. Also during the quarter ended January 31, 1998, there were a total of 197,275 shares outstanding under the Company's stock option plans. Any dillutive effect of the outstanding options and conversion of debt into common stock of 543,041 shares as of January 31, 1998 is reflected in the financial statements.

The FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, which will be effective for periods ending after December 15, 1997. Early application is not permitted. Had SFAS 128 been adopted, the following table illustrates the Basic and Diluted EPS for the nine months ended January 31, 1998:

                                For the Nine Months Ended January 31, 1998
                                          Income        Shares      Per-Share
                                        (Numerator)  (Denominator)    Amount
Net Income                                $123,512

Basic EPS
Net Income available to common
stockholders                              $123,512      2,810,830      $0.04

Effective of Dilutive Securities
Options and convertible debt                15,581        350,564

Diluted EPS
Income available to stockholders plus     $139,093      3,161,394      $0.04
assumed conversions

5.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           A.  Financial Condition

The Company's net working capital decreased approximately $115,000 during the nine months ended January 31, 1998, primarily due to decreases in short-term investments $183,000, current portion of long term debt $65,000, income taxes receivable $160,000, inventories $125,000, and other receivables $62,000, and increases in accounts receivable $69,000. The current ratio remained relatively unchanged, 3.06 at April 30, 1997, to 3.08 at January 31, 1998.

Cash and cash equivalents increased approximately $215,000 at January 31, 1998, compared to April 30, 1997. Capital expenditures were approximately $604,000 during the period, offset by proceeds from investments of approximately $228,000 and cash provided by operations of approximately $586,000. The Company intends to continue investing excess cash in high grade investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $18,000 at January 31, 1998, primarily due to higher sales in the third quarter. The Days Sales Outstanding
(DSO) rose to 56.4 days for the nine months ended January 31, 1998, compared to
53.5 days for the fiscal year ended April 30, 1997.

Inventories decreased approximately $125,000 in the first nine months of the fiscal year. The inventory turnover ratio for the six months ended January 31, 1998, increased to 2.36 compared to 2.03 in fiscal year 1997. Increased sales and better management of the inventory contributed to the improvement in inventory turns. Management will continue to emphasize inventory management.

The Company is making monthly payments of interest, of approximately $2,400 to pay off loans from a stockholder; this loan will be paid in full by the end of the current fiscal year. The company does not expect any material capital expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company currently does not have any line of credit arrangements.

                        B.  Results of Operations

                Nine months ended January 31, 1998 compared
                 to the nine months ended January 31, 1997

Sales were approximately $196,000 higher in 1998 compared to 1997, a 2.6% increase for the current year. New product sales year to date are approximately $542,000. The Company's order backlog is lower at January 31, 1998 at approximately $1,162,000, compared to approximately $987,000 at January 31, 1997.

Gross profit decreased by approximately $234,000 to 40.6% of sales in 1998 compared to 44.8% in 1997. The lower gross profit is due primarily to labor and overhead being higher at 2.5% and 1.3% respectively. Operating expenses are up approximately $90,000 from last year due primarily to increased selling costs related to new product introduction and product development costs, and increases
in bad debt reserves and legal fees.   Income from operations decreased
approximately $324,000 for the nine months ended January, 1998, compared to the same period a year ago.

The Company recognized gains of approximately $76,000 from the sale of stock for the nine months ended January 31, 1998, compared to approximately $14,000 for the nine months ended January 31, 1997.

Royalty and other income for the nine months ended January 31, 1998, decreased approximately $89,000 to approximately $46,000 due to lower interest and dividend income from high grade investment securities and the termination of the
royalty agreement at April 30, 1997, compared the same period last year.   The
Company's interest expense has decreased approximately $3,700 for the nine months ended January 31, 1998, compared to the same period ended in 1997, due to the Company's lower outstanding debt.

The income tax provision for the nine months ended January 31, 1998 was approximately $72,000 compared to approximately $206,000 for the same period in
1997.   The impact of deferred tax items resulted in current tax rates of approximately 36.7% and 37.9% in 1998 and 1997, respectively.

Net cash provided by operating activities was $586,184, due to decreases in inventories, income tax receivables and prepaid expenses, along with increased depreciation and amortization costs.


              Three months ended January 31, 1998 compared
               to the three months ended January 31, 1997


Sales were approximately $173,000 higher in 1998 compared to 1997, a 7.2% increase, due primarily to new product sales of approximately $244,000.

Gross margin decreased by approximately $24,000 to 40.5% of sales in 1998 compared to 44.4% for the same quarter in 1997. The decrease in gross margin in 1998 is due to increases in material cost due to product mix, labor associated with new products and overhead, primarily depreciation, compared to the same period last year. Operating expenses are $50,000 less than last year due primarily to lower selling expenses of approximately $45,000.

The Company anticipates selling expenses related to new product sales, and R&D expenses for new product development to continue for several quarters. Management makes no assurance that any of the new products will produce significant additional revenue for the Company.

Royalty and other income is approximately $57,000 less for the three months ended January 31, 1998 than for the same period last year due primarily to the termination of the royalty agreement at April 30, 1997, and the collection of a bad debt written off in the same period last year.

The income tax provision for the three months ended January 31, 1998 was approximately $44,000 compared to approximately $47,000 for the same period in
1997.   The impact of deferred tax items resulted in current tax rates of approximately 35.1% and 35.2% in 1998 and 1997, respectively.

                       PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended January 31, 1998.

B.  Reports on Form 8-K

    None filed in the quarter ended January 31, 1998.

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

                                             ENGINEERING MEASUREMENTS COMPANY
                                                                   Registrant





Date: March 4, 1998                            By: /s/ Charles E. Miller
                                                   Charles E. Miller, Chairman
                                                   (Principal Financial Officer
                                                    and Chief Accounting
                                                    Officer)

March 4, 1998

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Second Quarter Results
Corporate Contact: Charles E. Miller
                           (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today a net income of $81,833 ($.03 per share) for the second quarter ended January 31, 1998. Net income for the nine-month period ended January 31, 1998 was $123,512 ($.04 per share). This compares to net income for the three-month and nine-month periods last year of $87,511 ($.03 per share) and $336,811 ($.12 per share), respectively. Sales for the quarter were approximately $2.58 million, and for the nine-month period approximately $7.63 million; a 7.2% and a 2.6% increase respectively over the comparable periods last year.

Income from operations for the three and nine month periods ended January 31, 1998, were approximately $82,000 and $124,000, as compared to approximately $88,000 and $337,000 for the same periods last year.


     E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                           Operating Results
                   Third Quarter Ended January 31, 1998

                               Three Months Ended           Nine Months Ended
                                    January 31,                 January 31,
                                1998          1997           1998         1997

Net sales                    $2,575,432   $2,402,136      $7,628,677  $7,433,055

Income from operations           90,844       73,249          99,856     423,889

Other income                     35,290       61,723          95,200     118,832

Income taxes                     44,301       47,461          71,544     205,910

Net income                       81,833       87,511         123,512     336,811

Net earnings per share             $.03         $.03            $.04        $.12

Number of shares outstanding  2,828,385    2,781,385       2,810,830   2,766,941