Form 10KSB
period 1998-04-30
ENGINEERING MEASUREMENTS CO
filed 1998-07-27
CIK 205303

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                FORM 10-KSB

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the Fiscal Year ended:  April 30, 1998
or
     Transition report under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the transition period from      to     .

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

                        Yes  X          No


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $9,862,297.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 20, 1998 was $15,770,612.

The number of shares outstanding of Registrant's $.01 par value common stock, as July 20, 1998 was 3,194,048.

No documents are incorporated by reference into the text of this report.

Transitional Small Business Disclosure Format : Yes    ; No X


                                                  Exhibit Index on Pages 37-38

PART I

ITEM 1. BUSINESS

General

Engineering Measurements Company ("EMCO" or the "Company") is a Colorado corporation that was incorporated on January 4, 1967. The Company's executive offices and factory are located at 600 Diagonal Highway, Longmont, Colorado 80501. Its telephone number is (303) 651-0550.

The Company designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases.
The Company operates within the flow measurement devices and systems industry segment (S.I.C. Code No. 3823). The Company generates its revenues from the sales of flowmeter hardware, as well as from royalty income related to technological licensing arrangements, both foreign and domestic. With its 31 years experience in the field of flow measurement, Engineering Measurements Company is able to provide its customers with a family of products capable of measuring almost any kind of fluid or gas flow. While the Company has historically been strongest in energy utility flow measurement (particularly steam metering) it has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Utilizing a network of distributors and commissioned sales representatives, the Company markets flowmeters worldwide.

The marketing agreement with Danfoss signed in October 1995, expired May 1, 1998. A new contract to extend the marketing agreement with Danfoss beyond the
May 1, 1998, is still being negotiated.   Both companies are conducting business
under terms of the just expired contract until a new contract is signed. Terms of the agreement with Danfoss A/S allow the Company to be the exclusive distributor for Danfoss' MAG and MASS flowmeters in the U.S. industrial market under the "EMCO" label. In turn, Danfoss is allowed to market and distribute EMCO's Vortex PhD flowmeter on a non-exclusive basis under the "Danfoss" label in Europe. The marketing agreement signed with Danfoss A/S completes the Company's "family of flowmeters". This family features five types of flowmeters capable of handling a broad spectrum of applications (steam, gas and liquid) as well as a large range of line sizes. It also positions the Company to compete on a product level with any flowmeter manufacturer in the world.

Products

The Company has developed and markets a series of products to measure the flow of steam, chilled and hot water, natural gas, compressed gases and other fluids in a pipeline. Also included are products which support the primary flow measurements, such as pressure and temperature measurements and supporting electronics.

The Company has two major technologies used in its product lines. The sales contribution by each technology as a percent of sales for fiscal years 1997 and 1996 are as follows:

Technology                FY 1998              FY 1997

Volumetric                  75%                  70%
Mass                        25%                  30%

Volumetric technologies include the following products: turbine, vortex shedding, and positive displacement meters. Mass technologies include the following products: electromagnetic, coriolis, flow processors and digital valves.

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

The Company introduced a new commercial water flowmeter in March 1997. The product is in the introduction phase of the sales cycle, and significant revenues have not been recognized at this time.

The Company utilizes excess capacity to provide contract surface mount technology board assembly. This service began in April 1997. Significant revenues have not been recognized at this time.

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

Customers

For Fiscal Year 1998, one customer, Danfoss accounted for more than 10% of the Company's reported revenues. The Company is currently negotiating new marketing
contract with Danfoss.   The loss of this customer could have an adverse effect
on the Company.

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

Working Capital Requirements

The Company is not required to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. In addition, the Company's working capital of approximately $3,400,000 as of April 30, 1998 is adequate to meet its current obligations. The Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months.

Backlog

At April 30, 1998, the total order backlog was approximately $1,260,000 as compared to $986,000 at April 30, 1997. It is anticipated that the entire backlog outstanding at April 30, 1998, will be shipped in the fiscal year ending April 30, 1999.

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

Research and Development

 The Company maintains research and development programs on a continuing basis. Research activities are primarily directed toward flow measurement and control. The Company spent approximately $604,000 for research and development in the fiscal year ending April 30, 1998, and about $621,000 in the fiscal year ending April 30, 1997.

In 1998, the emphasis of research and development (R&D) was new product development. There is no assurance that the R&D efforts will result in additional sales for the Company. Management believes that research and development expenses will continue at the current levels in the future due to further new product development and enhancements. The intent of the Company's research and development is twofold: 1) Develop new flowmeter products for industries and applications for which it has not historically provided products, and 2) Continue to lower product cost and improve quality.

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

Employees

At April 30, 1998, EMCO had 82 full-time employees, of which 8 are employed in administrative duties, 20 in sales, marketing and customer service duties, 7 in research and development and 47 in production. This compares with 83 full-time employees at April 30, 1997. The Company had 5 part time employees at April 30, 1998.

Foreign Sales

In fiscal year 1998, the Company had foreign sales of approximately $2,969,000, or 30.1% of sales, compared to approximately $3,639,000, or 36.7% of sales in fiscal year 1997. The decrease of sales for fiscal year 1998 in Europe is due primarily to one major project which accounted for approximately $800,000 in sales in 1997. The decrease in Asia and Other is due to lower activity, rather
than a single large project.   The breakdown of foreign sales for fiscal years
1998 and 1997, in dollars and percent of total sales are:

                     FY 1998             FY 1997
Europe         $1,918,000  19.4%   $2,429,000  24.5%
Asia              434,000   4.4%      544,000   5.5%
Other             617,000   6.3%      666,000   6.7%

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

In Management's opinion, the current executive offices and factory space are more than adequate for the Company's current operations and should provide enough space through Fiscal Year 1999 or later. Management also believes the building is in adequate condition for office and factory use, and will require no substantial improvements through Fiscal Year 1999 or later.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

The Company's common stock is traded over-the-counter and is listed on the NASDAQ Stock Market (Symbol EMCO). The table below represents the high and low bid prices of the Company's common stock for its two most recent fiscal years. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                           Quarters Ended in Fiscal Year 1998
                         07/31/97    10/31/97  01/31/98  04/30/98

         High              $6.63       $6.38     $6.75     $6.25
         Low               $3.75       $3.25     $4.50     $4.25

                          Quarters Ended in Fiscal Year 1997
                         07/31/96    10/31/96  01/31/97  04/30/97

         High              $3.38       $3.25     $4.00     $4.13
         Low               $2.88       $2.75     $2.75     $3.31

Approximate Number of Holders of Common Stock

The number of holders of record of the Company's common stock as of June 24, 1998, was 478.

Company Dividend Policy Disclosure

The Company has never paid cash dividends on its common stock and currently has no plans to do so in the foreseeable future. The Company has no restrictions on the ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain oral and written statements of management of the Company included in the Form 10-KSB and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations and involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward looking statements are dependent on certain risks and uncertainties including among others, a discontinuance of the Danfoss arrangement, lack of market acceptance of new products, and research and development efforts which results in no additional sales. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved.


DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION:

Liquidity, Capital Resources and Cash Flows

Net working capital increased approximately $222,000 during the fiscal year ended April 30, 1998, primarily due to lower accounts payable and current maturities of long-term debt offset by lower accounts receivable and income taxes receivable. The working capital ratio for fiscal year 1998 increased to
4.3 from 3.1 the previous fiscal year.

The Company does not have any lines of credit with any lenders. The loans from a stockholder matured in April 1998, the stockholder converted the $353,790 loans into 345,766 shares of EMCO common stock as provided in the loan agreement.

As indicated by the financial statements, the Company's short-term borrowings, leases, and loans from stockholder have decreased from approximately $418,000 at April 30, 1997, to $0 at April 30, 1998. The Company uses excess cash to invest in high grade securities until the cash is needed for operations. As of April 30, 1998, the Company holds approximately $557,000 in high grade investment securities.

Cash and cash equivalents increased approximately $393,000, due to proceeds from the sale of short-term investments. Management believes it has adequate cash to support operations. This belief is supported by the fact that positive cash flow from operating activities of approximately $790,000 were offset by expenditures of capital and intangibles of approximately $790,000. The Company will continue to manage cash in order to support operations.

Net accounts receivable decreased by approximately $147,000, due to lower sales volume of approximately $244,000 in the fourth quarter of fiscal year 1998 compared to the previous year. Collections of accounts receivable were slower as reflected by the 3.5 day increase of the Company's Days Sales Outstanding (DSO) from 54.1 days to 57.6 days in fiscal years 1997 and 1998, respectively.

Short-term investments decreased approximately $348,000 due to the Company selling the investments and converting the proceeds to cash to fund operations and capital needs. The impact of recording investments at market value decreased the cost by approximately $43,000.

Inventories decreased approximately $20,000, and the inventory turn ratio increased from 2.03 in 1997 to 2.42 in 1998. The improved inventory turns are due to lower average inventory for fiscal year 1998.

Income taxes receivable are approximately $116,000 less in fiscal year 1998 since there are no capital loss carrybacks in the current year. The receivable is the result of overpayment of estimated taxes.

Accounts payable decreased approximately $150,000 due to lower material purchases resulting from lower sales volume.

The Company does not have any material commitments for capital expenditures. All proposed capital expenditures can be financed from the Company's cash flow.

Net working capital and the working capital ratio for the last two fiscal years were:
                                     As of April 30
                                   1998          1997

       Working capital          $3,413,972    $3,191,593
       Working capital ratio       4.3           3.1

Material changes in cash flows are summarized as follows:
                                 As of April 30

                              1998            1997

Net cash provided by
  operating activities      $790,051        $869,635
Net cash (used in)
  investing activities     ($422,109)      ($776,961)
Net cash (used in)
  financing activities       $24,908        ($77,558)
Net increase in cash
  and cash equivalents      $392,850         $15,116

Management believes EMCO will enjoy improved results in the future, although there is no assurrance this will occur. The basis of management's belief is
that the Company has a strong foundation upon which to grow.   The Company has
accomplished the following:

A. The Company introduced a new commercial water flowmeter in March 1997. The product is currently in the introductory phase of the sales cycle. Fiscal year 1998 sales are not significant.
B. The Company is using excess production capacity to perform contract manufacturing of surface mount technology board assembly. Sales from the contract manufacturing in Fiscal year 1998 are not significant.
C. The Company will continue to conduct R&D activity for new products to be introduced in coming years. There is no assurance that the R&D activity will result in additional sales for the
       Company.   The Company will also emphasize value engineering to
       sustain margin despite increasing price competition.
D. The Company continues to make improvements in overall production efficiency through increased investments in equipment. The Company is now capable of greater production capacity at little or no increased fixed cost. All equipment purchases were paid from the Company's cash flow.
E. The Company's balance sheet remains strong with the primary emphasis on the elimination of debt. The significant reduction in debt will reduce the amount of interest payments, which management believes will directly improve profitability. The Company also recognized approximately $95,000 in interest and dividend income from investments during the fiscal year ended April 30, 1998.


Management is not aware of any known trends, events or uncertainties that have had, or are likely to have, an impact on short-term or long-term liquidity of the Company.

RESULTS OF OPERATIONS:

Sales Revenues

Sales revenues for the Company decreased approximately $48,000 or 0.5% in fiscal year 1998 as compared to fiscal year 1997. Existing product sales were lower in fiscal year 1998, primarily due to a large international project which resulted in sales of approximately $800,000 in fiscal year 1997. This decrease in sales was offset by two new revenue sources. The Company introduced a new water meter in March 1997. Sales of the water meter are still in the introduction phase of the sales cycle, and significant revenues have not been recognized. The Company also is using excess capacity to perform contract surface mount technology (SMT) board assembly. Sales from the contract SMT manufacturing were not significant in fiscal year 1998. The Company continues to place a high priority on product quality and customer satisfaction. Management believes this emphasis will have long-term positive impacts on sales. The Company will continue to maintain a healthy product development program.

Net Income

In fiscal year 1998, the Company recognized net income of $87,045, as compared to net income of $271,792 for fiscal year 1997. The decrease in income in 1998 can be attributed to the following:

                                        1998           1997

Gross margin on sales                $3,940,847     $4,283,103

Income from operations                   $4,096       $405,123

Gain/(loss) on sale of stock             10,620        (79,865)

Royalty and other income                 96,185        169,974

Interest expense                        (32,844)       (39,246)

Income tax provision/(benefit)           (8,988)       184,194

The Company's decrease in net income in 1998 is due to the following reasons:
The gross margin on sales in 1998 was 40.0% as compared to 43.2% in 1997, which is attributable to higher labor and overhead costs, offset by lower material and warranty costs. Income from operations in 1998 are 0.04% compared to 4.1% in 1997. The lower income from operations is due to lower gross margin and increased general and administrative costs. Gain/(Loss) on sale of stock is approximately $90,000 higher in fiscal year 1998, primarily due to losses from the sale of 152,000 shares of Marcum Natural Gas Services, Inc. (MGAS) common stock in fiscal year 1997 at a loss of approximately
$117,000.   Royalty and other income is approximately $74,000 lower in fiscal year 1998, due primarily to the termination of the royalty agreement with Marcum Natural Gas Services, Inc. Interest expense decreased by approximately $6,000 due to the reduction of corporate debt. Income taxes are approximately $193,000 less in fiscal year 1998 due to lower income and tax benefits from the exercise of employee stock options.

Gross Margins

Overall gross margins for the past two years are reflected as follows:

                                       As of April 30
                                      1998        1997

     Gross margin                      40%         43%

The decrease in gross margin from 1998 to 1997 was due to higher labor (2.9%) and overhead (1.6%), partially offset by lower material (1.0%) and warranty costs (0.2%). Management believes investments made in 1998 will make manufacturing more efficient in the future.

Selling Expense

The Company incurred the following selling expenses as a percent of sales:
                                           As of April 30
                                           1998      1997

     Selling expense                        24%       24%

Selling expense as a percent to sales remained relatively flat. The Company decreased expenses by approximately $39,000. Management in the future will continue to promote the Company's products through increased in-field sales management, advertising in trade journals, industry trade shows and telemarketing.

General and Administrative

General and administrative expense for the Company as a percent of sales for the past two years is as follows:

                                           As of April 30
                                           1998      1997

     General and administrative expense     10%        9%

General and administrative expenses as a percent of sales in fiscal year 1998 were higher than the prior year. Actual expenses were approximately $114,000 higher in fiscal year 1998, due to higher bad debt, legal and various other expenses. Management intends in the future for general and administration expenses not to increase as quickly as sales.

Research and Development

Research and development expense as a percent of the Company's sales over the past two years is:

                                           As of April 30
                                           1998      1997

     Research and development expense        6%        6%

Research and development expenses remained relatively flat. Expenses in fiscal year 1998 decreased approximately $17,000. Management intends in the future to continue product development activities; while continuing to perform value engineering to lower product cost and improve product quality. There is no assurance that the new product development activities will result in additional sales for the Company.

Gains/(Losses) on Sale/Exchange of Stock

The Company recognized an increase in gains of approximately $90,000 from the sale of stock in fiscal year 1998, compared to 1997 from the following activities: 1) The 1997 loss on the sale of 154,000 shares of Marcum Natural Gas Services, Inc. (MGAS) common stock of approximately $117,000; 2) Gain on sales of high grade investments of approximately $11,000 and $37,000 for fiscal years 1998 and 1997, respectively.

Interest Rates

The outstanding borrowed amounts, the interest expense, and the effective interest rates, are shown below for the past two years:

                              As of April 30
                           1998            1997
     Amount Borrowed     $     0        $418,382
     Interest Expense    $30,509        $ 37,813
     Interest Rates         7.8%            7.8%

The borrowed amounts have decreased to $0 due to the conversion of $353,790 of
debt into 345,766 shares of EMCO common stock during April 1998.   The
interest rate did not change in fiscal year 1998.

Income Taxes

Income taxes as a percentage of pre-tax income are depicted below:
                                          As of April 30
                                          1998      1997

    Income tax (benefit)expense           (12%)      40%

The reasons income taxes have varied are shown in Note 7 of the Notes to Financial Statements.

Trends

Most of the Company's sales (approximately 70%) are generated in the United States. Therefore, the health of the U.S. economy has a significant impact on the Company. However, the Company has such a small share of the total market currently that management believes the Company can continue to grow despite the fluctuations in the domestic economy. While the Company generates approximately 30% of sales internationally, management believes that the Danfoss marketing arrangement, when renogotiated, (in which Danfoss markets and distributes the Company's Vortex PhD flowmeter in Europe and around the world), along with continued sales emphasis in developing nations, will cause international sales to increase beyond the current 30% in the near future.

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

The Company will continue to use excess capacity for contract manufacturing of surface mount electronics board assembly. Significant revenues have not yet been recognized by the Company in the contract manufacturing work.

The Company will continue to devote resources to new product development. However, there are no assurances that the new product development costs will result in additional sales for the Company.

Finally, the Company has eliminated debt as of the end fiscal year 1998. As such, management feels relatively insulated from any developments that might impact capital markets.

The Company does not anticipate any events to cause material changes in the revenue/cost relationship in the foreseeable future.

The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making the Company's products and internal-use software Year 2000 compliant. EMCO's products have been evaluated, and are Year 2000 compliant. The Company anticipates to resolve Year 2000 compliance issues of its internal-use software through planned replacement and upgrades of software. The Company replaced its inventory and financial software in fiscal year 1998 with a package which is Year 2000 compliant. Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other system functionality limitations or that the Company will not incur significant costs to avoid such interruptions or limitations.

ITEM 8.  FINANCIAL STATEMENTS


The following financial statements of Engineering Measurements Company are found on Pages 15 through 28.

                                                           Page
Report of Independent Certified Public Accountants         14
Balance Sheets-April 30, 1998 and 1997                     15,16
Statements of Income -Years Ended
 April 30, 1998, and 1997                                  17
Statements of Changes in Stockholders'
Equity-Years Ended April 30, 1998, and 1997                18
Statements of Cash Flows-Years Ended
 April 30, 1998, and 1997                                  19
Notes to Financial Statements                              20-28

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Engineering Measurements Company

We have audited the accompanying balance sheets of Engineering Measurements Company (a Colorado corporation) as of April 30, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engineering Measurements Company as of April 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.






GRANT THORNTON LLP


Denver, Colorado
June 12, 1998

                       ENGINEERING MEASUREMENTS COMPANY
                                BALANCE SHEETS

                                    ASSETS

                                                      April 30,     April 30,
                                                        1998          1997
Current assets:
  Cash and cash equivalents                            $940,687      $547,837
  Accounts receivable, net of allowance for doubtful
    accounts and allowance for sales returns of
    $88,213 at April 30, 1998 and
    $61,104 at  April 30, 1997                        1,410,785     1,557,566
  Short-term investments                                557,080       904,724
  Inventories                                         1,237,051     1,256,597
  Prepaid expenses                                       29,194        23,845
  Income taxes receivable                                45,695       160,848
  Other receivables                                       3,671        62,602
  Deferred income taxes                                 232,596       224,342
                                                      ---------     ---------
         Total current assets                         4,456,759     4,738,361
                                                      ---------     ---------
Property and equipment, at cost:
  Land                                                  568,940       568,940
  Building & improvements                             1,619,595     1,619,595
  Vehicles                                               22,196        22,196
  Machinery and equipment                             3,514,185     3,106,342
  Office furniture and fixtures                       1,197,821       950,271
                                                      ---------     ---------
                                                      6,922,737     6,267,344

  Less accumulated depreciation                      (4,409,773)   (3,981,412)
                                                      ---------    ----------
         Net property and equipment                   2,512,964     2,285,932
                                                      ---------    ----------

Other assets
  Note receivable                                        78,483            0
  Other assets, net of amortization                     117,515      109,335
                                                      ---------   ----------
Total other assets                                      195,998      109,335

TOTAL ASSETS:                                        $7,165,721   $7,133,628
                                                     ==========   ==========

     The accompanying notes are an integral part of these statements.

                      ENGINEERING MEASUREMENTS COMPANY
                              BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    April 30,   April 30,
                                                      1998        1997


Current liabilities:
  Current portion of long-term debt                 $        0    $  418,382
  Accounts payable                                     462,220       612,538
  Accrued liabilities                                  580,567       515,848
                                                     ---------    ----------
         Total current liabilities                   1,042,787     1,546,768
                                                     ---------    ----------
Long-term liabilities:
  Deferred income taxes                                189,700       188,100
                                                     ---------    ----------
         Total long-term liabilities                   189,700       188,100
                                                     ---------    ----------

Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    3,376,218 shares issued at April 30, 1998,
    2,988,452 shares issued at April 30, 1997,
    3,185,818 shares outstanding at April 30, 1998,
    2,798,052 shares outstanding at April 30, 1997,     33,762        29,885
  Capital in excess of par value                     2,487,290     2,047,877
  Unrealized holding losses (net of taxes)             (26,270)      (30,409)
  Retained earnings                                  4,068,151     3,981,106
  Treasury stock at cost; 190,400 shares at
    April 30, 1998, and 1997                          (629,699)     (629,699)
                                                     ---------    ----------
         Total stockholders' equity                  5,933,234     5,398,760
                                                     ---------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:         $7,165,721    $7,133,628
                                                    ==========    ==========

      The accompanying notes are an integral part of these statements.

                      ENGINEERING MEASUREMENTS COMPANY

                            STATEMENTS OF INCOME


                                               Year Ended
                                               April 30,
                                           1998          1997

Sales                                   $9,862,297    $9,910,047
Cost of sales                            5,921,450     5,626,944
                                        ----------    ----------
Gross margin on sales                    3,940,847     4,283,103
                                        ----------    ----------
Operating expenses:
  Selling                                2,366,339     2,404,919
  General and administrative               966,245       852,130
  Research and development                 604,167       620,931
                                        ----------    ----------
Total operating expenses                 3,936,751     3,877,980
                                        ----------    ----------
Income from operations                       4,096       405,123
                                        ----------    ----------
Other income/(expense):
  Gain/(loss) on sale of stock              10,620       (79,865)
  Interest expense                         (32,844)      (39,246)
  Royalty and other income                  96,185       169,974
                                        ----------    ----------
Total other income                          73,961        50,863

Income/(loss) from operations before
  income taxes                              78,057       455,986

Income tax provision/(benefit)              (8,988)      184,194
                                        ----------    ----------
Net income/(loss)                       $   87,045    $  271,792
                                        ==========    ==========

Net earnings/(loss) per share                $0.03         $0.10

Net earnings/(loss) per share on a
diluted basis                                $0.03         $0.09
                                        ==========    ==========

Weighted average number of shares
outstanding                              2,846,949     2,774,719

    The accompanying notes are an integral part of these statements.

                      ENGINEERING MEASUREMENTS COMPANY
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Capital in  Unrealized
                     Common Stock       excess of     Holding   Retained    Treasury
                   Shares    Par Value  Par value     Losses    Earnings      Stock

Balance at May 1,  2,943,452  $29,435   $1,988,327  ($56,416)  $3,709,314  ($629,699)

 Net income                                                       271,792
 Stock Options
   Exercised          45,000      450       59,550
Unrealized holding
gains                                                 26,007
                   ---------  -------   ----------  --------   ----------   --------
Balance at
April 30, 1997     2,988,452  $29,885   $2,047,877  ($30,409)  $3,981,106  ($629,699)

 Net income                                                        87,045
 Loans converted
  to stock           345,766    3,457      350,333

 Stock Options
   Exercised          42,000      420       89,080
Unrealized holding
  gains                                               4,139
                   ---------  -------   ----------  --------   ----------   --------
Balance at
April 30, 1998     3,376,218  $33,762   $2,487,290  ($26,270)  $4,068,151  ($629,699)
                   =========  =======   ==========  ========   ==========  =========

              The accompanying notes are an integral part of these statements.

                        ENGINEERING MEASUREMENTS COMPANY
                            STATEMENTS OF CASH FLOWS

INCREASE/(DECREASE) IN CASH
                                                    Year Ended April 30,
                                                       1998            1997
Cash flows from operating activities:
  Net income                                       $  87,045      $  271,792
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                      474,158         348,739
  Deferred tax provision/(benefit)                    (9,300)        145,000
  Provision for doubtful accounts                     27,109         (40,875)
  (Gain)/Loss on sales of investments                (10,620)         79,865
  Gain on disposal of assets                            (695)           (446)
  Changes in assets and liabilities-
    Receivables                                      178,603        (216,119)
    Inventories                                       19,546         317,950
    Income taxes receivable and prepaid expenses     109,804        (108,801)
    Accounts payable and accrued liabilities         (85,599)         72,530
                                                     -------         -------
Net cash provided/(used) by operating activities     790,051         869,635
                                                     -------         -------
Cash flows from investing activities:
  Capital expenditures, net                         (680,499)       (705,028)
  Expenditures for intangible assets                 (31,676)        (38,129)
  Expenditures for note receivable                   (78,483)              0
  Investment purchases                            (1,793,573)     (1,365,254)
  Proceeds from sale of investments                2,158,622       1,328,652
  Proceeds from sale of fixed assets                   3,500           2,798
                                                  ----------      ----------
Net cash provided/(used) by investing activities    (422,109)       (776,961)
                                                  -----------     ----------
Cash flows from financing activities:
  Payments of long and short term debt               (64,592)       (126,020)
  Proceeds from exercise of stock options             89,500          60,000
  Principle payment under capital lease
   obligations                                             0         (11,538)
                                                  -----------     -----------
Net cash used in financing activities                 24,908         (77,558)
                                                  -----------     -----------
Net increase/(decrease) in cash and cash
   equivalents                                       392,850          15,116

 Cash and cash equivalents at beginning of period    547,837         532,721
                                                  -----------     -----------
    Cash and cash equivalents at end of period      $940,687       $ 547,837
                                                  ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                        $ 34,673        $ 39,848
    Income taxes                                       6,684         347,495

Supplemental disclosure for non-cash items:
   Conversion of stockholder debt to equity        $ 353,790        $      0

     The accompanying notes are an integral part of these statements.

                    ENGINEERING MEASUREMENTS COMPANY

                     Notes to Financial Statements

1. Organization and Business

Engineering Measurements Company (EMCO or the Company) designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases. The Company sells products for energy utility flow measurement (particularly steam metering), but it also has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Utilizing a network of distributors and commissioned sales representatives, the Company markets flowmeters worldwide. (See Note 8 to the Financial Statements).

2. Summary of Significant Accounting Policies

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

The FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, which is effective for periods ending after December 15, 1997.

                                                  For the Year Ended
                                                    April 30, 1998
                                           Income       Shares     Per-Share
                                         (Numerator) (Denominator)   Amount
Net Income                                 $87,045

Basic EPS
Net Income available to common
stockholders                               $87,045     2,846,949     $0.03
                                           =======     =========     =====

The calculation of earnings per common share-assuming dilution is not shown because the calculation has an antidilutive effect on the per share amounts.

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

 The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at April 30, 1997 and 1998 are amortized as follows:

                                 Gross       Gross       Gross
                                 Amortized   Unrealized  Unrealized
                                 Cost        Gains       Losses      Fair Value

Available-for-sale securities
   Equity securities               $225,590                $7,221     $218,369
    Debt securities                 728,985                42,630      686,355
                                   --------               -------     --------
April 30, 1997                     $954,575               $49,851     $904,724

Available-for-sale securities
   Equity securities                $75,016    $1,610                  $76,626
    Debt securities                 525,130               $44,676      480,454
                                   --------    ------     -------     --------
April 30, 1998                     $600,146    $1,610     $44,676     $557,080
                                   ========    ======     =======     ========


The following table lists the maturities of debt securities held at April 30, 1998 classified as available-for sale:

                                       Estimated
                                       Amortized
                                        Cost          Fair Value

Due in one year or less                      $0             $0
Due after one year through five years   525,130        480,454
                                       --------       --------
                                       $525,130       $480,454
                                       ========       ========

Proceeds on sales of securities classified as available-for-sale were $2,158,622 in fiscal year 1998, compared to $1,328,652 in fiscal year 1997. Gains of $284,174 and losses of $273,554 were realized on these sales for 1998, and $78,052 in gains and $157,917 of losses for 1997. The Company uses the specific identification method to determine cost of securities sold.

During fiscal year 1997, the Company sold all of its 154,000 shares of Marcum Natural Gas Services, Inc. (MGAS) stock, which resulted in a loss of approximately $117,000.

4. Inventories

Inventories are as follows:

                                                 April 30
                                            1998           1997

Raw material and work-in-process        $1,115,210     $1,081,823
Finished goods                             121,841        174,774
                                        ----------     ----------
                                        $1,237,051     $1,256,597
                                        ==========     ==========

5. Note Receivable

The Company has a note receivable of $78,483 with a third party to provide financing in the development of new flowmeter technology. The total amount of the note shall not exceed $137,500. The note has a 6% interest rate and is payable upon demand or upon termination of the loan agreement, April 10, 1999. Along with the note, the Company has an option to purchase an undivided one-half interest in the developed technology which must be exercised prior to May 31, 1999.


6. Long-term debt

Long-term debt consists of the following:         April 30
                                              1998        1997
Loans from Charles E. Miller, an officer,
director and stockholder of the Company:
   Prime plus 2% note (a)                         $0    $298,664
   Prime plus 2% note (b)                          0     119,718
                                              ------    --------
Total                                             $0    $418,382
                                              ======    ========

(a) The note is collateralized by inventory, accounts and notes receivable and fixed assets. In addition, up to 40% of the loan advances can be converted into the Company's common stock at the option of the note holder. The conversion prices are at 75% of the bid price for the Company's common stock on the date of each advance under the loan agreement and range from $.61 to $2.25 per share. During fiscal year 1998, $252,538 of the loan was converted into 280,674 shares of common stock.

(b) The note is collateralized by inventory, accounts and notes receivable and fixed assets. Up to 40% of the loan advances can be converted into the Company's common stock at the option of the note holder. The conversion prices are at 100% of the bid price for the Company's common stock on the date of each advance under the loan agreement and range from $1.38 to $2.13 per share. During fiscal year 1998, $101,252 of the loan was converted into 65,092 shares of common stock.

7.  Income Taxes

The Company accounts for income taxes under the liability method. Deferred taxes are provided based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

The following is a summary of the provision for income taxes:

                                     Year Ended April 30
                                     1998           1997
Current provision (benefit)
Federal                            $   312       $ 34,873
State                                    0          4,694
                                   -------       --------
                                   $   312       $ 39,567
                                   =======       ========
Deferred provision (benefit)
Federal                            ($8,100)      $126,127
State                               (1,200)        18,500
                                   -------       --------
                                   ($9,300)      $144,627
                                   =======       ========
Total provision (benefit)
Federal                            ($7,788)      $161,000
State                               (1,200)        23,194
                                   -------       --------
                                   ($8,988)      $184,194
                                   =======       ========

The provision for income taxes differs from the amount determined by applying the statutory rate to income before taxes, due to the following reasons:

                                     Year Ended April 30
                                     1998           1997

Income taxes at statutory rate     $29,700       $178,000
Permanent tax  differences         (40,900)             0

Other                                2,212          6,194
                                   -------       --------
Income tax expense(benefit)        ($8,988)      $184,194
                                   =======       ========

Components of deferred tax assets and liabilities.

                                              April 30,
                                         1998          1997
Assets
  Reserve for bad debt                $ 34,000      $ 24,000
  Inventory cost capitalization         11,000        11,000
  Reserve for obsolete inventory        66,000        85,000
  Book basis of stock less than tax
  basis                                 24,000             0
  Accrued compensation                   8,000        15,000
  Investments stated at market          17,000        19,000
  Reserve for warranty costs            16,000        16,000
  Vacation accrual                      43,000        43,000
  Other                                 13,596        11,342
                                      --------      --------
                                      $232,596      $224,342

Liabilities
   Accelerated depreciation           (189,700)     (188,100)
                                      --------      --------
    Net Asset                         $ 42,896      $ 36,242
                                      ========      ========

Included in the Company's balance sheets as follows:

                                            April 30,
                                       1998          1997
Current assets                      $232,596      $224,342
Long-term liabilities               (189,700)     (188,100)
                                    --------      --------
 Net Asset                           $42,896       $36,242
                                    ========      ========

8.  Foreign Sales

The Company had foreign sales of 30.1% and 36.7% of total sales in the fiscal years ended April 30, 1998 and 1997 respectively. The breakdown of foreign sales for fiscal years 1998 and 1997, in dollars and percent of total sales are:

                      FY 1998              FY 1997

Europe         $1,918,000  19.4%     $2,429,000  24.5%
Asia              434,000   4.4%        544,000   5.5%
Other             617,000   6.3%        666,000   6.7%


9.  Stock Option Plans

The 1991 Nonemployee Director Stock Plan authorized 200,000 shares, while the 1991 Incentive Plan authorized 600,000 shares. During fiscal year 1998, EMCO replaced the Incentive Plan with a new plan, the 1997 Incentive Plan with 500,000 shares authorized. The Company issued options to purchase 24,000 shares of stock to employees under the new plan in fiscal year 1998.

A summary of stock option transactions follows:

                               1998                          1997
                                    Weighted                      Weighted
                                    average                       average
                                    exercise                      exercise
                      Shares        price          Shares         price
Options
  outstanding
  May 1, _..          215,275       $2.48          197,275        $2.48
Granted ___            24,000       $6.50           63,000        $3.32
Canceled                    0                            0
Exercised __.         (42,000)      $2.13          (45,000)       $1.33
Options               -------                      -------
  outstanding
  April 30, .......   197,275       $3.57          215,275        $2.96
                      =======                      =======


Weighted average fair value of options granted during the year ended April 30, 1998 and April 30, 1997 is $ 3.83 and $ 1.17 per share respectively.

The following information applies to options outstanding at April 30, 1998:

                      Options Outstanding          Options Exercisable
                          Weighted
                          average      Weighted                Weighted
                          remaining     average                 average
              Number      contractual  exercise    Number      exercise
              outstanding life(years)     price    exercisable    price

Range of
exercise
prices

$2.00 - $3.00   43,230       1.45        $2.52       43,230      $2.52
$3.01 - $4.00  130,045       2.29        $3.61      130,045      $3.61
$6.01 - $7.00   24,000       8.83        $6.50       24,000      $6.50
               -------                              -------
               197,275                              197,275
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

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                      1998       1997
      Net income
        As reported                 $87,045   $271,792
        Pro forma                   $81,440   $197,778

      Primary earnings per share
        As reported                   $0.03      $0.10
        Pro forma                     $0.03      $0.07


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before the fiscal year ended April 30, 1996. In addition, potential deferred tax benefits of approximately $3,585 in 1998 and $29,606 in 1997 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997:

      Expected life (years).....            8.83
      Risk-free interest rate...           5.800%
      Volatility................          41.044%

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

10. Related Party Transactions

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

EMCO and DVCO also entered into a Manufacturing and Lease Agreement, pursuant to which EMCO agreed to manufacture the digital valve (a key component of the CNG
Dispenser) for up to 25 CNG Dispensers for DVCO. The agreement has been amended and renewed by the parties for additional digital valves, and may be renewed in the future by mutual agreement. Sales from the Company to DVCO was approximately $0 in fiscal year 1998, and $29,000 for the fiscal year ending
1997. The Company recorded $50,000 royalty income from DVCO in fiscal year ending 1997 and $0 in fiscal year ending 1998. The royalty agreement expired
April 30, 1997.

Charles E. Miller, the Chairman and Chief Executive Officer of the Company, converted $353,790 in loans from a stockholder into 345,766 shares of EMCO common stock as provided in the loan agreement during the fiscal year ended
April 30, 1998.

11. Employee Benefit Plan

The Company implemented a 401(k) Retirement Plan in July 1993. Employees may join the plan after one year of service, providing they are 21 years or older.
The Company has a 5 year vesting schedule on the plan. The Company match for the fiscal years ending 1998 and 1997 was $19,468 and $15,857, respectively.

12. Major Customer

The Company sells a significant portion of its product to one customer. During fiscal years 1998 and 1997, sales to that customer aggregated $1,161,502 and $933,361, respectively.

13. Fair Market Value of Financial Instruments

Estimated fair value of financial instruments held for purposes other than trading are as follows as of April 30:

                                          1998                  1997
                                 Carrying     Fair     Carrying     Fair
                                   Value      Value      Value      Value

   Cash and cash equivalents     $940,687   $940,687   $547,837   $547,837

   Short-term investments         557,080    557,080    904,724    904,724



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

 None

PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION
16(a) OF THE EXCHANGE ACT.

The following table sets forth the name and age of each Director and Executive
Officer of the Company, indicating all positions and offices with the Company presently held by him, and the period during which he has served as such:

                       Year      Position, Date first held
Name of Director     Elected as  and Principal Occupation
or Officer        Age Director    (For Past Five Years)

Charles E. Miller 60  1967     Chief Executive Officer, President, Director
                               and Chairman of the Board, previously
                               President from 1967 to 1987; Member of the
                               Board of Director Option Committee .

Saeid Hosseini    35  1995     Vice President of Sales and Marketing.
                               Previously National Sales Manager, Product
                               Line Manager, and Manager of Applications
                               Engineering.  Employed by the Company for more
                               than five years prior to this report.

Ken Teegardin     36  1997     Vice President of Operations.  Previously
                               Director of Manufacturing since February
                               1995.  Employed in a manufacturing management
                               capacity at Johnson Yokogawa Corporation,
                               Newnan, Georgia, which is not an
                               affiliate of the Company, for more than five
                               years prior to the date of this report.

William A. Ringer 64  1978     Director, Member of the Audit and Compensation
                               Committees; President of Granville Phillips
                               Company, Boulder, Colorado, which is not an
                               affiliate of the Company.  Employed by
                               Granville Phillips in an executive capacity
                               for more than five years prior to the date of
                               this report.

Thomas G. Miller  51  1995     Director, Member of the Incentive Plan and
                               Compensation Committees; CEO and physician of
                               College Park Family Care Center of Overland
                               Park, Kansas, which is not an affiliate of the
                               Company.  Employed by College Park Family Care
                               Center in an executive capacity for more than
                               five years prior to the date of this report.

Walter Kluck      70  1995     Director, Member of the Audit, Compensation,
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

The Board of Directors has standing Audit, Compensation, and Incentive Plan
Committees.  Mr. Ringer and Mr. Kluck constitute the members of the Audit
Committee, and Messrs. Thomas Miller, Ringer, and Kluck serve on the
Compensation Committee.  Mr. Kluck and Mr. Thomas Miller serve on the Incentive
Plan Committee.  The Audit Committee reviews financial statements.  The Audit
Committee met once during the fiscal year ending April 30, 1998.  The
Compensation Committee meets informally as required to recommend to the Board of Directors the compensation to be paid to the officers of the Company and to recommend to the Board of Directors any other profit sharing and bonus issues that may come before the Board of Directors. The Incentive Plan Committee and

the Board of Director Option Committee administer the Incentive Plan.  Such
Committees did not meet formally during the last fiscal year.

The Board of Directors held four meetings during the fiscal year ending April
30, 1998.  All Directors attended all meetings.

All Directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors and are elected annually.

None of the Directors have been involved in any litigation or bankruptcy during the past five years.

Charles E. Miller, Thomas G. Miller and David S. Miller are brothers.  David
Miller is one of the Company's investment brokers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.
Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with the copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except for Mr. Charles E. Miller who filed late on the execise of 20,000 options and the conversion of debt to 345,766 shares of common stock.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation awarded to, earned by, or paid to the Company's Officer for services in all capacities to the Company during the fiscal year ended April 30, 1998:


                           SUMMARY COMPENSATION TABLE

             Annual Compensation                  Long Term Compensation

                                                       Awards            Payouts

(a)          (b)  (c)       (d)      (e)       (f)         (g)        (h)     (i)
                                     Other                 Securities         All
Name and                             Annual    Restricted  Underlying LTIP    Other
Principal                            Compen-   Stock       Options/   Pay-    Compen-
Position     Year Salary($) Bonus($) sation($) Awards($)   SAR's (#)  outs($) sation($)

Charles E.   1996 $121,664  $7,133        0         0           0          0   $1,217
Miller, CEO  1997 $133,688  $2,651        0         0      10,000          0   $1,408
and Chairman 1998 $135,000  $    0        0         0           0          0   $1,350
of the Board


    Other Compensation for Mr. Miller reflects the matching portion of the
                              Company's 401K plan.

                    Option/SAR Grants in Last Fiscal Year

                                      None.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values

(a)                (b)            (c)                 (d)               (e)

                                                     Number of
                                                     Securities
                                                     Underlying        Value of Unexercised
                                                     Unexercised           In-the-Money
                                                     Options/SAR's at    Options/SAR's at
                                                     FY-End (#)             FY-End ($)

                   Shares Acquired                     Exercisable/        Exercisable/
Name               On Exercise (#)  Value Realized($)  Unexercisable       Unexercisable

Charles E. Miller      20,000            67,500               0/0                 $0/$0

                                                         10,875/0            $24,414/$0
                                                          5,000/0            $12,475/$0
                                                          5,000/0             $9,375/$0



                 Long-Term Incentive Plans - Awards in Last Fiscal Year

                                       None.

Compensation of Directors

Directors who are not employees of the Company received an annual Director's fee of $3,000. This fee is paid whether or not the Director attends meetings of the Board and its Committees.

No options were issued to directors in fiscal year 1998.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

Upon the occurrence of a Change in Control, each Option granted under the Company's 1997 Incentive Plan and outstanding at such time shall become fully and immediately exercisable and shall remain exercisable until its expiration, termination or cancellation pursuant to the terms of the Plan. Change of Control is, where any person (who is not such a person on August 1, 1997) becomes the "beneficial owner" directly or indirectly, of securities of EMCO representing 35% or more of EMCO's outstanding securities.

Reporting on Repricing of Options/SAR's.     None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of July 6, 1998, the number and percentage of the Company's shares of Common Stock owned of record and beneficially by each person owning more than five percent (5%) of such Common Stock and by all individual directors and officers as a group:

                  Name of             Amount and Nature       Percent
Title of Class    Beneficial Owner    of Ownership            of Class

Common Stock      Charles E. Miller      1,256,021         (1)  39.2

Common Stock      William A. Ringer         98,900         (2)   3.1

Common Stock      Saeid Hosseini            61,400         (3)   1.9

Common Stock      David S. Miller          389,162         (4)  12.2

Common Stock      Walter Kluck              22,750         (5)   0.7

Common Stock      Thomas G. Miller         350,390         (6)  10.9

Common Stock      Ken Teegardin             20,000         (7)   0.6

All Directors and Officers as a Group
(Six Persons)                            1,809,461              54.6


(1) Record and Beneficial; includes 1,235,146 shares of common stock owned directly; an option to purchase 20,875 shares of common stock under the 1991 Incentive Plan; Mr. Miller has sole voting and investing power on 1,208,846 of the owned shares; the remaining 26,300 shares have shared voting and investment power. Charles E. Miller's business address is 600 Diagonal Highway, Longmont, CO 80501.

(2) Record and Beneficial; includes 78,900 shares of common stock owned with sole voting and investment power; and an option to purchase 20,000 shares of common stock pursuant to the 1991 Non-Employee Director Stock Plan. William A. Ringer's business address is 5675 Arapahoe Avenue, Boulder, CO 80303.

(3) Record and Beneficial; includes 33,000 shares of common stock owned with sole voting and investment power; and an option to purchase 28,400 shares of common stock under the 1991 Incentive Plan. Saeid Hosseini's business address is 600 Diagonal Highway, Longmont, CO 80501.

(4) Record and Beneficial; includes 389,162 shares of common stock owned. David Miller has sole voting and investment power for 372,617 of the shares; the remaining 16,545 shares have shared voting and investment power. David S. Miller's business address is 420 E. Armour, N. Kansas City, MO 64166.

(5) Record and Beneficial; includes 2,750 shares of common stock owned with sole voting and investment power; and an option to purchase 20,000 shares of common stock under the 1991 Non-Employee Director Stock Plan. Walter Kluck's business address is P.O. Box 421, Clifton, NJ 07015.

(6) Record and Beneficial; includes 330,390 shares of common stock owned directly with sole investment power; and an option to purchase 20,000 shares of common stock under the 1991 Non-Employee Director Stock Plan. Thomas G. Miller's business address is 11725 W. 112th St., Overland Park, KS 66210.

(7) Record and Beneficial; includes an option to purchase 20,000 shares of
    common stock under the 1991 Incentive Plan.   Ken Teegardin's business
    address is 600 Diagonal Highway, Longmont, CO 80501.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The related party transactions between the Company and Marcum Natural Gas are set forth in Item 1 of this Form 10-KSB. Other related party transactions include the sales from the Company to DVCO, see note 10 in the Notes to the Financial Statements, of approximately $0 in fiscal year ended April 30, 1998 and $29,000 in fiscal year ended April 30, 1997. The Company also recognized $50,000 of royalty income from DVCO during fiscal year ended April 30, 1997. The royalty agreement expired April 30, 1997.

Charles E. Miller, the Chairman and Chief Executive Officer of the Company, converted $353,790 in loans from a stockholder into 345,766 shares of EMCO common stock as provided in the loan agreement during the fiscal year ended April 30, 1998.

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

10-13 Amendment to License Agreement, and Delivery Contract between Danfoss and EMCO, dated June 13, 1995, filed as Exhibit 10-13 on Form 10-KSB for the year ended April 30, 1994, and hereby incorporated by reference.

10-14 Termination agreement between Registrant and Douglas J. Collier, dated January 30, 1995, filed as Exhibit 10-14 on Form 10-KSB for the year ended April 30, 1994, and hereby incorporated by reference.

10-15   1997 Incentive Plan as Exhibit A to the Company's Proxy
        Statement for the Annual Meeting of Shareholders held October 22,1997, filed on September 25, 1997, and hereby incorporated by reference.

21 List of Registrant's Subsidiaries; filed as Exhibit 22 to the Company's Report on Form 10-K for year ended April 30, 1992, and hereby incorporated by reference.

23 Consent of Grant Thornton to incorporate auditors report into the Registrant's S-8.

(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Engineering Measurements Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENGINEERING MEASUREMENTS COMPANY



                                     By: /s/Charles E. Miller
                                         Charles E. Miller
                                         (President)






Date:  July 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/Charles E. Miller                      /s/William A. Ringer
Charles E. Miller                         William A. Ringer
(Director, Principal Executive Officer,   (Director)
 Principal Financial Officer and          July 27, 1998
 Principal Accounting Officer)
 July 27, 1998





/s/Walter Kluck                           /s/Thomas G. Miller
Walter Kluck                              Thomas G. Miller
(Director)                                (Director)
July 27, 1998                             July 27, 1998

                                                                 July 27, 1998
ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Fiscal Year 1998 Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today net income of $87,045 ($.03 per share) for the fiscal year ended April 30, 1998. This compares to net income for the fiscal year ended April 30, 1997 of $271,792 ($.10 per share). Sales for fiscal year 1998 were approximately $9.9 million approximately equal to last year's sales.

Income from operations for fiscal year 1998 were approximately $4,000, compared to approximately $405,000 for the same period last year. The decrease in income is due primarily to higher depreciation related to production capacity increases, and the increase in market development costs.

     E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                            Operating Results
                        Year ended April 30, 1998

                                                 1998               1997

Net Sales                                     $9,862,297         $9,910,047

Income from operations                             4,096            405,123

Other income                                      73,961             50,863

Income taxes                                      (8,988)           184,194

Net income                                       $87,045           $271,792

Net earnings per share                              $.03               $.10

Number of shares outstanding                   3,185,818          2,798,052