Form 10QSB
period 1998-07-31
ENGINEERING MEASUREMENTS CO
filed 1998-09-14
CIK 205303

FORM 10-QSB


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  July 31, 1998
or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .

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

Yes    X       No ____.

The number of shares outstanding of Registrant's $.01 par value common stock, as of August 31, 1998 was 3,217,048.

Transitional Small Business Disclosure Format.

Yes             No     X  .

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                     ENGINEERING  MEASUREMENTS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS
                                             July 31,      April 30,
                                               1998          1998
                                            (unaudited)
Current assets:
  Cash and cash equivalents                  $619,934      $940,687
  Accounts receivable, net of allowance
  for doubtful accounts and allowance
  for sales returns of $102,367 at
  July 31, 1998 and $88,213 at
  April 30, 1998                            1,569,511     1,410,785

  Short-term investments                      646,018       557,080
  Inventories                               1,268,932     1,237,051
  Prepaid expenses                             31,127        29,194
  Income taxes receivable                       9,894        45,695
  Other receivables                            28,990         3,671
  Deferred income taxes                       258,814       232,596
                                            ---------     ---------
         Total current assets               4,433,220     4,456,759
                                            ---------     ---------
Property and equipment, at cost:
  Land                                        568,940       568,940
  Building & improvements                   1,618,330     1,619,595
  Vehicles                                     22,196        22,196
  Machinery and equipment                   3,579,194     3,514,185
  Office furniture and fixtures             1,202,385     1,197,821
                                            ---------     ---------
                                            6,991,045     6,922,737

  Less accumulated depreciation            (4,372,534)   (4,409,773)
                                            ---------     ---------

         Net property and equipment         2,618,511     2,512,964
                                            ---------     ---------
Other assets
  Note receivable                             111,014        78,483
  Other assets, net of amortization           110,745       117,515
                                            ---------     ---------
Total other assets                            221,759       195,998

TOTAL ASSETS:                              $7,273,490    $7,165,721
                                           ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                  (Continued)

                     ENGINEERING  MEASUREMENTS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY
                                                       July 31,     April 30,
                                                         1998
                                                     (unaudited)
Current liabilities:
  Accounts payable                                     $415,522      $462,220
  Accrued liabilities                                   640,078       580,567
                                                      ---------     ---------
         Total current liabilities                    1,055,600     1,042,787
                                                      ---------     ---------
Long-term liabilities:
  Deferred income taxes                                 194,200       189,700
                                                      ---------     ---------
         Total long-term liabilities                    194,200       189,700
                                                      ---------     ---------

Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    3,389,948 shares issued at July 31, 1998,
    3,376,218 shares issued at April 30, 1998,
    3,199,548 shares outstanding at July 31, 1998,
    3,185,818 shares outstanding at April 30, 1998,      33,899        33,762
  Capital in excess of par value                      2,518,499     2,487,290
  Unrealized holding losses (net of taxes)              (41,939)      (26,270)
  Retained earnings                                   4,142,930     4,068,151
  Treasury stock at cost; 190,400 shares at
    July 31, 1998, and April 30, 1998                  (629,699)     (629,699)
                                                      ---------     ---------
         Total stockholders' equity                   6,023,690     5,933,234
                                                      ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:          $7,273,490    $7,165,721
                                                     ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    ENGINEERING  MEASUREMENTS COMPANY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                        Three Months Ended
                                             July 31,
                                        1998         1997
Sales                                $2,469,249   $2,290,337
Cost of sales                         1,394,593    1,430,265
                                      ---------     --------
Gross margin on sales                 1,074,656      860,072
                                      ---------     --------
Operating expenses:
  Selling                               594,252      542,751
  General and administrative            265,729      238,044
  Research and development              160,558      170,729
                                      ---------     --------
Total operating expenses              1,020,539      951,524
                                      ---------     --------
Income from operations                   54,117      (91,452)
                                      ---------     --------
Other income/(expense):
  Gain/(loss) on sale of stock            9,713       45,533
  Interest expense                            0       (9,157)
  Other income                           36,415       14,911
                                      ---------     --------
Total other income                       46,128       51,287

Income/(loss) from operations before
  income taxes                          100,245      (40,165)

Income tax provision/(benefit)           25,466      (13,555)
                                      ---------    ---------
Net income/(loss)                        74,779      (26,610)
                                      =========    =========

Net earnings/(loss) per share             $0.02       ($0.01)

Net earnings/(loss) per share on a
fully diluted basis                       $0.02       ($0.01)
                                      =========    =========
 Weighted average number of shares
outstanding                           3,192,808    2,798,719
                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     ENGINEERING  MEASUREMENTS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                 (Unaudited)

                                                            1998             1997
Cash flows from operating activities:
  Net income                                             $  74,779       $ (26,610)
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                            109,773         108,747
  Deferred tax provision/(benefit)                         (11,700)          2,100
  Provision for doubtful accounts                           14,154           2,836
  (Gain)/Loss on sales of investments                       (9,713)        (35,637)
  (Gain)/Loss on disosal of assets                          (5,000)            ---
  Changes in assets and liabilities-
    Receivables                                           (198,199)        268,299
    Inventories                                            (31,881)        (69,341)
    Income taxes receivable and prepaid expenses            33,868         (83,414)
    Accounts payable and accrued liabilities                12,813         166,245
                                                        ----------       ---------
Net cash provided/(used) by
 operating activities                                      (11,106)        333,225
                                                        ----------       ---------
Cash flows from investing activities:
  Capital expenditures, net                               (208,550)       (367,698)
  Expenditures for intangible assets                           ---          (1,542)
  Expenditures for note receivable                         (32,531)            ---
  Investment purchases                                    (135,398)       (757,352)
  Proceeds from sale of investments                         30,486         547,704
  Proceeds from sale of fixed assets                         5,000             ---
                                                        ----------      ----------
 Net cash provided by/(used)in investing activities       (340,993)       (578,888)
                                                        ----------      ----------
Cash flows from financing activities:
  Payments of long and short term debt                         ---         (17,616)
  Proceeds from exercise of stock options                   31,346           6,250
                                                        ----------      ----------
Net cash used in financing activities                       31,346         (11,366)
                                                        ----------      ----------
Net increase/(decrease) in cash and cash equivalents      (320,753)       (257,029)
Cash and cash equivalents at beginning of period           940,687         547,837
                                                        ----------      ----------
    Cash and cash equivalents at end of period          $  619,934      $  290,808
                                                        ==========      ==========
Supplemental disclosure of cash flow information:

  Cash paid during period for--
    Interest                                            $      ---      $    9,157
    Income taxes                                             1,424           3,033

The accompanying notes are an integral part of these consolidated financial statements.

                   ENGINEERING  MEASUREMENTS  COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1998.


1.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                           July 31, 1998     April 30, 1998
     Raw materials and work-in-process       $1,171,522         $1,115,210
     Finished goods                              97,410            121,841
                                           ------------      -------------
                                             $1,268,932         $1,237,051
                                             ==========      =============

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


4.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. During the quarter ended July 31, 1998, there were a total of 218,545 shares outstanding under the Company's stock option plans. Any dilutive effect of the outstanding options into common stock as of July 31, 1998 is reflected in the financial statements.

The FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, which is effective for periods ending after December 15, 1997.

                                                             For the Quarter Ended July 31, 1998

                                                               Income       Shares      Per-Share
                                                             (Numerator) (Denominator)   Amount
Net Income                                                     $74,779
                                                               =======
Basic EPS
Net Loss available to common stockholders                      $74,779     3,192,808      $0.02


Effective of Dilutive Securities
Options                                                              0        38,043
                                                               -------     ---------
Diluted EPS
Income available to stockholders plus assumed conversions      $74,779     3,230,851      $0.02
                                                               =======     =========      =====

5.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            A.  Financial Condition

The Company's net working capital decreased approximately $37,000 during the three months ended July 31, 1998, primarily due to decreases in cash, income taxes receivable, and accounts payable and increases in accounts receivable, inventory, and accrued liabilities. The current ratio was 4.2 at July 31, 1998 compared to 4.3 at April 30, 1998.

Cash and cash equivalents decreased approximately $321,000 at July 31, 1998 compared to April 30, 1998, due to capital expenditures of approximately $224,000 and increases in accounts receivable during the period. The Company intends to continue investing excess cash in high grade investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $224,000 at July 31, 1998, primarily due to higher sales and slightly slower collections. The Days Sales Outstanding (DSO) were 55.6 days for the three months ended July 31, 1998 compared to 57.6 days for the year ended April 30, 1998.

Inventories increased approximately $32,000 in the first three months of the fiscal year. The inventory turnover ratio for the three months ended July 31, increased to 2.09 compared to 1.99 in fiscal 1998. Management will continue to emphasize inventory management.

The Company currently has no loans outstanding. The Company was making monthly payments of principal and interest, of approximately $9,000 to pay off loans from a stockholder in the first quarter of last year. The company does not expect any material capital expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company currently does not have any line of credit arrangements.

                         B.  Results of Operations

                Three months ended July 31, 1998 compared
                 to the three months ended July 31, 1997

Sales were approximately $179,000 higher in 1998 compared to 1997, a 7.8% increase, due to the introduction of new products and higher demand in the domestic market in the current year. The Company's order backlog is higher at July 31, 1998 at approximately $1,434,000, compared to $1,237,000 at July 31, 1997.

Gross profit increased by approximately $215,000 to 43.5% of sales in 1998 compared to 37.6% in 1997. Labor was 2% lower due to volume and a favorable product mix, material cost was down 1% and overhead was down 3% due to favorable product mix. Operating expenses are up approximately $69,000 from last year due to increased selling and general and administrative costs. Income from operations increased approximately $146,000 for the three months ended July 31, 1998 compared to the same period a year ago.

The Company recognized gains of approximately $10,000 from the sale of stock for the three months ended July 31, 1998, compared to approximately $46,000 for the three months ended July 31, 1997.

Other income for the three months ended July 31, 1998, increased approximately $22,000 to approximately $36,000 due to higher interest and dividend income from high grade investment securities, gains on the disposal of fixed assets and the recognition of miscellaneous income in 1998 versus a loss in 1997, compared the
same period last year.   The Company's interest expense was zero for the period
ended July 31, 1998 compared to approximately $9,000 for the same period in 1997, due to the conversion of outstanding shareholder debt to equity in April of 1998.

The income tax provision for the three months ended July 31, 1998 was approximately $25,000 compared to an income tax benefit of approximately $14,000
the same period in 1997.   The impact of deferred tax items resulted in current
tax rates of approximately 25.4% and 33.7% in 1998 and 1997, respectively.

Net cash provided by operating activities was $3,976.

                       PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended July 31, 1998.

B.  Reports on Form 8-K

    None filed in the quarter ended July 31, 1998.

S I G N A T U R E S



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Engineering Measurements Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGINEERING MEASUREMENTS COMPANY
Registrant





Date: September 14, 1998                 By: /s/  Charles E. Miller
                                             Charles E. Miller, Chairman
                                             (Principal Financial Officer
                                             and Chief Accounting Officer)

September 14, 1998

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
First Quarter Results
Corporate Contact: Charles E. Miller
                           (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today net income of $74,779 $.02 per share for the first quarter ended July 31, 1998. Sales for the period were approximately $2.47 million; compared to sales of approximately $2.29 million for the same period last year.

Net income for the first quarter was 3.0% of sales, compared to net loss of 1.2% for the same period last year.



           E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                                 Operating Results
                           First Quarter Ended July 31, 1998

                                             Three Months Ended July 31,1998

                                                     1998         1997
Net sales                                        $2,469,249   $2,290,337

Income (loss) from operations before taxes          100,245      (91,452)

Income(loss)                                         74,779      (26,610)

Net earnings(loss) per share                           $.02        ($.01)

Number of shares outstanding                      3,199,548    2,798,719
