Form 10QSB
period 1998-10-31
ENGINEERING MEASUREMENTS CO
filed 1998-12-08
CIK 205303

FORM 10-QSB


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  October 31, 1998
                                     or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .

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

                                Yes    X       No ____.

The number of shares outstanding of Registrant's $.01 par value common stock, as of December 2, 1998 was 4,021,237.

Transitional Small Business Disclosure Format.

                                Yes            No     X  .

                            PART I - FINANCIAL INFORMATION
                             Item 1. Financial Statements

                           ENGINEERING MEASUREMENTS COMPANY
                              CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                      ASSETS

                                              October 31,     April 30,
                                                 1998           1998
Current assets:
  Cash and cash equivalents                     $991,737      $940,687
  Accounts receivable, net of allowance
   for doubtful accounts and allowance
   for sales returns of $91,019 at
   October 31, 1998 and $88,213 at
   April 30, 1998                              1,476,806     1,410,785
  Short-term investments                         432,161       557,080
  Inventories                                  1,339,535     1,237,051
  Prepaid expenses                                56,223        29,194
  Income taxes receivable                              0        45,695
  Other receivables                               15,723         3,671
  Deferred income taxes                          258,603       232,596
                                               ---------     ---------
         Total current assets                  4,570,788     4,456,759
                                               ---------     ---------
Property and equipment, at cost:
  Land                                           568,940       568,940
  Building & improvements                      1,618,330     1,619,595
  Vehicles                                        22,196        22,196
  Machinery and equipment                      4,021,716     3,514,185
  Office furniture and fixtures                1,252,827     1,197,821
                                               ---------     ---------
                                               7,484,009     6,922,737
  Less accumulated depreciation               (4,484,680)   (4,409,773)
                                               ---------     ---------
         Net property and equipment            2,999,329     2,512,964
                                               ---------     ---------
Other assets
  Note receivable                                129,780        78,483
  Other assets, net of amortization              105,373       117,515
                                               ---------     ---------
Total other assets                               235,153       195,998

TOTAL ASSETS:                                 $7,805,270    $7,165,721
                                              ==========    ==========
The accompanying notes are an integral part of these consolidated financial statements.
                                (Continued)
                               Page 2 of 10.

                     ENGINEERING MEASUREMENTS COMPANY
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                    LIABILITIES AND STOCKHOLERS EQUITY


                                         October 31, 1998    April 30, 1998
Current liabilities:
  Accounts payable                              810,131           462,220
  Accrued liabilities                           694,310           580,567
                                              ---------         ---------
         Total current liabilities            1,504,441         1,042,787
                                              ---------         ---------
Long-term liabilities:
  Deferred income taxes                         150,400           189,700
                                              ---------         ---------
         Total long-term liabilities            150,400           189,700
                                              ---------         ---------
Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    4,211,637 shares issued at October
    31, 1998, 3,376,218 shares issued
    at April 30, 1998, 4,021,237 shares
    outstanding at October 31, 1998,
    3,185,818 shares outstanding at
    April 30, 1998,                              42,116            33,762
  Capital in excess of par value              2,574,793         2,487,290
  Unrealized holding losses (net of taxes)      (56,937)          (26,270)
  Retained earnings                           4,220,156         4,068,151
  Treasury stock at cost; 190,400 shares
  at October 31, 1998, and April 30, 1998      (629,699)         (629,699)
                                              ---------         ---------
         Total stockholders' equity           6,150,429         5,933,234
                                              ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:  $7,805,270        $7,165,721
                                             ==========        ==========
The accompanying notes are an integral part of these consolidated financial statements.
                               Page 3 of 10.

                         ENGINEERING MEASUREMENTS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended     Six Months Ended
                                   October 31,            October 31,
                                 1998       1997        1998       1997

Sales                         $2,479,486 $2,762,908  $4,948,735 $5,053,245

Cost of sales                  1,489,431  1,566,751   2,884,024  2,997,016
                               ---------  ---------   ---------  ---------
Gross margin on sales            990,055  1,196,157   2,064,711  2,056,229
                               ---------  ---------   ---------  ---------
Operating expenses:
  Selling                        534,641    674,112   1,128,893  1,216,863
  General and administrative     221,604    258,264     487,333    496,308
  Research and development       173,280    163,317     333,838    334,046
                               ---------  ---------   ---------  ---------
Total operating expenses         929,525  1,095,693   1,950,064  2,047,217
                               ---------  ---------   ---------  ---------
Income from operations            60,530    100,464     114,647      9,012
                               ---------  ---------   ---------  ---------
Other income/(expense):
  Gain/(loss) on sale of stock     3,713     (6,918)     13,427     38,615
  Interest expense                  (204)    (9,506)       (204)   (18,663)
  Other income                    28,870     25,047      65,284     39,958
                               ---------  ---------   ---------  ---------
Total other income                32,379      8,623      78,507     59,910

Income/(loss) from operations
  before income taxes             92,909    109,087     193,154     68,922
Income tax provision/(benefit)     7,640     40,798      33,106     27,243
                               ---------  ---------   ---------  ---------
Net income/(loss)                 85,269     68,289     160,048     41,679
                               =========  =========   =========  =========
Net earnings/(loss) per share      $0.02      $0.02       $0.04      $0.01

Net earnings/(loss) per share
on a fully diluted basis           $0.02      $0.02       $0.04      $0.01
                               =========  =========   =========  =========
Weighted average number of
  shares outstanding           4,021,237  3,621,908   4,010,282  3,606,241
                               =========  =========     =======    =======
The accompanying notes are an integral part of these consolidated financial statements.
                               Page 4 of 10.

                    ENGINEERING MEASUREMENTS COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS:
                      INCREASE/(DECREASE) IN CASH


                                                Six Months Ended October 31,
                                                    1998             1997
Cash flows from operating activities:
  Net income                                      $160,048          $41,679
Adjustments to reconcile net income to
  net cash provided by operating activities--
  Depreciation and amortization                    227,291          227,084
  Deferred tax provision/(benefit)                 (45,700)          (9,100)
  Provision for doubtful accounts                    2,806           (1,730)
  (Gain)/Loss on sales of investments              (13,427)         (38,615)
  (Gain)/Loss on disosal of assets                  (5,000)            ---
  Changes in assets and liabilities-
    Receivables                                    (80,879)        (102,379)
    Inventories                                   (102,484)          68,895
    Income taxes receivable and prepaid
    expenses                                        18,666           87,905
    Accounts payable and accrued liabilities       461,654          (18,240)
                                                 ---------        ---------
Net cash provided/(used) by operating activities   622,975          255,499
                                                 ---------        ---------
Cash flows from investing activities:
  Capital expenditures, net                       (701,514)        (442,801)
  Expenditures for intangible assets                   ---           (9,692)
  Expenditures for note receivable                 (51,297)             ---
  Investment purchases                            (187,220)        (847,577)
  Proceeds from sale of investments                275,292        1,084,957
  Proceeds from sale of fixed assets                 5,000              ---
                                                 ---------        ---------
Net cash provided by/(used) in
 investing activities                             (659,739)        (215,113)
                                                 ---------        ---------
Cash flows from financing activities:
  Payments of long and short term debt                 ---          (35,232)
  Proceeds from exercise of stock options           87,814           23,250
                                                 ---------        ---------
Net cash used in financing activities               87,814          (11,982)
                                                 ---------        ---------
Net increase/(decrease) in cash and
cash equivalents                                    51,050           28,404
Cash and cash equivalents at beginning
of period                                          940,687          547,837
                                                 ---------        ---------
Cash and cash equivalents at end of period        $991,737         $576,241
                                                 =========        =========
Supplemental disclosure of cash flow information:

  Cash paid during period for--
    Interest                                       $   204         $ 18,663
    Income taxes                                     2,048            3,033
The accompanying notes are an integral part of these consolidated financial statements.
                               Page 5 of 10.

                    ENGINEERING  MEASUREMENTS  COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1998.


1.  Inventories

Inventories are as follows:

                                       October 31, 1998       April 30, 1998
Raw materials and work-in-process          $1,086,042           $1,115,210
Finished goods                                253,493              121,841
                                           ----------           ----------
                                           $1,339,535           $1,237,051
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


4.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. During the six months ended October 31, 1998, there were a total of 315,681 shares outstanding under the Company's stock option plans. Any dilutive effect of the outstanding options converting into common stock as of October 31, 1998, is reflected in the financial statements.

Earnings per share is calculated based on the FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, effective for periods ending after December 15, 1997. The earnings per share calculations include the five for four stock split, in the form of a stock dividend (804,189 shares) for all periods reported in this Form10-QSB.
                               Page 6 of 10.

                                     For the Six Months Ended October 31, 1998
                                          Income        Shares         Per-
                                        (Numerator)  (Denominator) Share Amount

Net Income                                 $160,048

Basic EPS
Net Income available to common
stockholders                               $160,048    4,010,282       $0.04

Effective of Dilutive Securities Options          0       92,857

Diluted EPS
Income available to stockholders plus
assumed conversions                        $160,048    4,103,139       $0.04

5.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          A.  Financial Condition

The Company's net working capital decreased approximately $348,000 during the six months ended October 31, 1998, due primarily to the increase in accounts payable of approximately $348,000. The increase in accounts payable is due to the increase in capital expenditures. The current ratio decreased to 3.0 at October 31, 1998, compared to 4.3 at April 30, 1998.

Cash and cash equivalents increased approximately $51,000 at October 31, 1998 compared to April 30, 1998. Capital expenditures were approximately $702,000 offset by proceeds from the sale of investments, net of investment purchases, of approximately $88,000, cash provided by operations of approximately $623,000, and proceeds from the exercise of options of approximately $88,000. The Company intends to continue investing excess cash in high grade investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $66,000 at October 31, 1998, primarily due to higher sales volume. The Days Sales Outstanding (DSO) are lower at 56.0 days for the six months ended October 31, 1998, compared to 57.6 days for the fiscal year ended April 30, 1998.

Inventories increased approximately $102,000 in the first six months of the fiscal year. The inventory turnover ratio for the six months ended October 31, 1998, decreased to 2.14 compared to 2.42 in fiscal year 1998. Increased finished goods to help facilitate sales, contributed to the decrease in inventory turns. Management will continue to emphasize inventory management.

The company does not expect any material capital expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company has a $500,000 revolving line of credit with Norwest Bank Colorado through September 30, 1999, collaterized by accounts receivable, the interest rate is at Norwest Colorado prime. The Company has no outstanding loan balance on the line of credit currently.

                               Page 7 of 10.

                         B.  Results of Operations

                Six months ended October 31, 1998 compared
                 to the six months ended October 31, 1997

Sales were approximately $104,000 lower in 1998 compared to 1997, a 2.1% decrease for the current year. The lower sales are due to weak foreign markets, particularly Asia and Russia, and a soft domestic market, down approximately 6%. New product sales, year to date have increased approximately $518,000. The Company's order backlog is higher at October 31, 1998 at approximately $1,538,000, compared to $1,370,000 at October 31, 1997.

Gross profit increased by approximately $8,000 to 41.7% of sales in 1998 compared to 40.7% in 1997. The higher gross profit is due to lower material and overhead costs of 1.2% and 1.7%, respectively, offset by higher labor costs of 1.9%. Operating expenses are down approximately $97,000 from last year due
primarily to lower sales commissions.    Income from operations increased
approximately $105,000 for the six months ended October 31, 1998, compared to the same period a year ago.

The Company's interest expense has decreased approximately $19,000 for the six months ended October 31, 1998, compared to the same period ended in 1997, due to the Company's elimination of outstanding debt at April 30, 1998.

The income tax provision for the six months ended October 31, 1998, was approximately $33,000 compared to approximately $27,000 for the same period in
1997.   The impact of deferred tax items and tax refunds resulted in current tax rates of approximately 17.5% and 39.5% in 1998 and 1997, respectively.


                Three months ended October 31, 1998 compared
                 to the three months ended October 31, 1997

Sales were approximately $283,000 lower in 1998 compared to 1997, a 10.3% decrease, due to a weak international economy ($175,000), and a weaker domestic economy ($100,000), approximately a 6% decrease. The domestic flow meter market, according to industry sources, is also down approximately 6% for the current year.

Gross margin decreased by approximately $206,000 to 39.9% of sales in 1998 compared to 43.3% for the same quarter in 1997. The decrease in gross margin in 1998 is due to increases in labor, offset partly by lower material and overhead compared to the same period last year. Operating expenses are approximately $166,000 less than last year due primarily to lower selling expenses, and lower general and administrative expenses.

The Company anticipates selling expenses related to new product sales, and R&D expenses for new product development to continue for several quarters. Management makes no assurance that any of the new products will produce significant additional revenue for the Company.

Interest expense is approximately $9,000 less in 1998, compared to the same period last year due to the elimination of debt at April 30, 1998.

The income tax provision for the three months ended October 31, 1998 was approximately $8,000 compared to approximately $41,000 for the same period in
1997.   The impact of deferred tax items and tax refunds resulted in current tax rates of approximately 8.2% and 37.4% in 1998 and 1997, respectively.


                             Year 2000 Compliance

Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900
                               Page 8 of 10.

(commonly known as the 'Year 2000 Problem').    The Company replaced its
inventory and financial software in fiscal year 1998 with a system which is Year
200 compliant.   The Company has evaluated  its other internal-use software and hardware for Year 2000 compliance, and has implemented a plan to replace all non-compliant items either through upgrade or replacement. The planned completion date for this task is July 31, 1999, and the cost of these upgrades/replacements is anticipated to be approximately $60,000.

The Company may be vulnerable to the failure of other companies to be Year 2000 compliant. The Company will begin shortly the assessment of whether third parties with whom the Company has material relationships are Year 2000 compliant. The Company will also evaluate its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not become Year 2000 compliant. The same analysis will also be made for significant customers.

The Company's products do not use time/date logic for internal sequencing or calculation, and therefore the Company believes its products are Year 2000 compliant.

Although management does not expect Year 2000 issues to have a material impact on its business or future results of operation, there can be no assurance that there will not be interruptions of operations or other system functionality limitations or that the Company will not incur significant costs to avoid such interruptions or limitations.


                        PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

 99 Press release announcing the 25% stock dividend on Form 8-K filed
    October 26, 1998, and hereby incorporated by reference.

B.  Reports on Form 8-K

    None filed in the quarter ended October 31, 1998.

                               Page 9 of 10.

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

                                              ENGINEERING MEASUREMENTS COMPANY
                                                                    Registrant





Date: December 8, 1998                  By:   /s/ Charles E. Miller
                                        Charles E. Miller, Chairman
                                        (Principal Financial Officer and Chief
                                         Accounting Officer)


                               Page 10 of 10.

                                                              December 8, 1998

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Second Quarter Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today net income of $85,269 ($.03 per share) for the second quarter ended October 31, 1998. Net income for the six-month period ended October 31, 1998 was $160,048 ($.04 per share). This compares to net income for the three-month and six-month periods last year of $68,289 ($.02 per share) and $41,679 ($.01 per share), respectively. Sales for the quarter were approximately $2.48 million, and for the six-month period approximately $4.95 million; a 10% and a 2% decrease respectively over the comparable periods last year.

In a separate development, the Company announced that sales by its service division (ATG) have more than double in the past six months reaching $100,000 in November. ATG, the newly formed business unit, provides advanced circuit board assembly to a number of high-technology companies in the Colorado area. Management anticipates the growth to continue in ATG, which should contribute to the Company's growth and profitability.

Please keep in mind that forward-looking statements based on current expectations involve risks and uncertainties. EMCO's actual results may differ materially from the results discussed in the forward-looking statements.


     E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                           Operating Results

                                Three Months Ended        Six Months Ended
                                    October 31,              October 31,
                                1998          1997         1998        1997

Net sales                    $2,479,486   $2,762,908   $4,948,735  $5,053,245

Income from operations           60,530      100,464      114,646       9,012

Other income                     32,379        8,623       78,508      59,910

Income taxes                      7,640       40,798       33,106      27,243

Net income                       85,269       68,289      160,048      41,679

Net earnings per share             $.02          $02         $.04        $.01

Number of shares outstanding  4,021,237    3,621,908    4,010,282   3,606,241