Form 10QSB
period 1999-01-31
ENGINEERING MEASUREMENTS CO
filed 1999-03-10
CIK 205303

FORM 10-QSB


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the quarterly period ended:  January 31, 1999
                                  or
[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
      For the transition period from        to       .

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

                         Yes    X       No        .

The number of shares outstanding of Registrant's $.01 par value common stock, as of March 8, 1999 was 4,036,237.

Transitional Small Business Disclosure Format.

                         Yes            No     X  .

                 PART I - FINANCIAL INFORMATION
                  Item 1. Financial Statements

                 ENGINEERING MEASUREMENTS COMPANY
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                              ASSETS

                                        January 31, 1999  April 30, 1998
                                           (Unaudited)

Current assets:
  Cash and cash equivalents                    $603,953        $940,687
  Accounts receivable, net of allowance
   for doubtful accounts and allowance
   for sales returns of $91,351 at
   January 31, 1999 and $88,213 at
   April 30, 1998                             1,444,600       1,410,785
  Short-term investments                        688,423         557,080
  Inventories                                 1,415,800       1,237,051
  Prepaid expenses                               26,245          29,194
  Income taxes receivable                         ---            45,695
  Other receivables                               5,303           3,671
  Deferred income taxes                         261,956         232,596
                                              ---------       ---------
         Total current assets                 4,446,280       4,456,759
                                              ---------       ---------
Property and equipment, at cost:
  Land                                          568,940         568,940
  Building & improvements                     1,620,441       1,619,595
  Vehicles                                       22,196          22,196
  Machinery and equipment                     4,015,532       3,514,185
  Office furniture and fixtures               1,275,420       1,197,821
                                              ---------       ---------
                                              7,502,529       6,922,737

  Less accumulated depreciation              (4,604,957)     (4,409,773)
                                              ---------       ---------
         Net property and equipment           2,897,572       2,512,964
                                              ---------       ---------

Other assets
  Note receivable                               155,638          78,483
  Other assets, net of amortization             103,505         117,515
                                              ---------       ---------
Total other assets                              259,143         195,998

TOTAL ASSETS:                                $7,602,995      $7,165,721
                                             ==========      ==========

          The accompanying notes are an integral part of these
                 consolidated financial statements.
                             (Continued)

                       ENGINEERING MEASUREMENTS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                     LIABILITIES AND STOCKHOLDERS EQUITY


                                          January 31, 1999    April 30, 1998
                                            (Unaudited)

Current liabilities:
  Accounts payable                              387,402           462,220
  Accrued liabilities                           716,888           580,567
                                              ---------         ---------
         Total current liabilities            1,104,290         1,042,787
                                              ---------         ---------
Long-term liabilities:
  Deferred income taxes                         212,100           189,700
                                              ---------         ---------
         Total long-term liabilities            212,100           189,700
                                              ---------         ---------

Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    4,226,637 shares issued at
    January 31, 1999,
    3,376,218 shares issued at
    April 30, 1998,
    4,036,237 shares outstanding at
    January 31, 1999,
    3,185,818 shares outstanding at
    April 30, 1998,                              42,266            33,762
  Capital in excess of par value              2,634,643         2,487,290
  Unrealized holding losses (net of taxes)      (60,461)          (26,270)
  Retained earnings                           4,299,856         4,068,151
  Treasury stock at cost; 190,400
   shares at January 31, 1999, and
   April 30, 1998                              (629,699)         (629,699)
                                              ---------         ---------
         Total stockholders' equity           6,286,605         5,933,234
                                              ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:  $7,602,995        $7,165,721
                                             ==========        ==========



The accompanying notes are an integral part of these consolidated financial statements.

                    ENGINEERING MEASUREMENTS COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                     January 31,              January 31,
                                   1999       1998          1999       1998

Sales                          $2,605,677 $2,575,432    $7,554,412 $7,628,677
Cost of sales                   1,550,189  1,533,057     4,434,213  4,530,073
                               ---------- ----------    ---------- ----------
Gross margin on sales           1,055,488  1,042,375     3,120,199  3,098,604
                               ---------- ----------    ---------- ----------
Operating expenses:
  Selling                         527,116    576,075     1,656,009  1,792,938
  General and administrative      234,007    237,561       721,340    733,869
  Research and development        197,621    137,895       531,459    471,941
                               ---------- ----------    ---------- ----------
Total operating expenses          958,744    951,531     2,908,808  2,998,748
                               ---------- ----------    ---------- ----------
Income from operations             96,744     90,844       211,391     99,856
                               ---------- ----------    ---------- ----------
Other income/(expense):
  Gain/(loss) on sale of stock      3,182     37,014        16,609     75,629
  Interest expense                    (60)    (7,930)         (264)   (26,593)
  Other income                     29,163      6,206        94,447     46,164
                               ---------- ----------    ---------- ----------
Total other income                 32,285     35,290       110,792     95,200

Income/(loss) from operations
 before income taxes              129,029    126,134       322,183    195,056
Income tax provision/(benefit)     49,329     44,301        82,435     71,544
                               ---------- ----------    ---------- ----------
Net income/(loss)                  79,700     81,833       239,748    123,512
                               ========== ==========    ========== ==========

Net earnings/(loss) per share       $0.02      $0.03         $0.06      $0.04

Net earnings/(loss) per
share on a fully diluted basis      $0.02      $0.03         $0.06      $0.04
                               ========== ==========    ========== ==========
Weighted average number of
  shares outstanding           4,026,237   3,632,574     4,015,600  3,615,019
                               =========   =========     =========  =========

   The accompanying notes are an integral part of these consolidated financial statements.

                   ENGINEERING MEASUREMENTS COMPANY
   CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH

                                                 Nine Months Ended January 31,
                                                        1999           1998
Cash flows from operating activities:
  Net income                                       $   239,748     $  123,512
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                        353,436        348,044
  Deferred tax provision/(benefit)                      14,900        (27,700)
  Provision for doubtful accounts                        3,138         11,985
  (Gain)/Loss on sales of investments                  (16,609)       (95,705)
  (Gain)/Loss on disposal of assets                     (9,600)         2,805
  Changes in assets and liabilities-
    Receivables                                        (38,585)       (18,212)
    Inventories                                       (178,749)       124,782
    Income taxes receivable and prepaid expenses        48,644        116,789
    Accounts payable and accrued liabilities            61,503           (116)
                                                    ----------     ----------
Net cash provided/(used) by operating activities       477,826        586,184
                                                    ----------     ----------
Cash flows from investing activities:
  Capital expenditures, net                           (720,034)      (604,304)
  Expenditures for intangible assets                    (4,000)       (60,726)
  Expenditures for note receivable                     (77,155)         ---
  Investment purchases                                (716,028)    (1,356,732)
  Proceeds from sale of investments                    545,243      1,626,099
  Proceeds from sale of fixed assets                     9,600          ---
                                                    ----------     ----------
Net cash provided by/(used) in investing
activities                                            (962,374)      (395,663)
                                                    ----------     ----------
Cash flows from financing activities:
  Payments of long and short term debt                   ---          (64,592)
  Proceeds from exercise of stock options              147,814         89,500
                                                    ----------     ----------
Net cash used in financing activities                  147,814         24,908
                                                    ----------     ----------
Net increase/(decrease) in cash and cash
equivalents                                           (336,734)       215,429
Cash and cash equivalents at beginning of period       940,687        547,837
                                                    ----------     ----------
    Cash and cash equivalents at end of period     $   603,953    $   763,266
                                                   ===========    ===========
Supplemental disclosure of cash flow information:

  Cash paid during period for--
    Interest                                       $     264      $    26,593
    Income taxes                                       3,428            6,659
              The accompanying notes are an integral part of these
                      consolidated financial statements.

                       ENGINEERING  MEASUREMENTS  COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1998.


1.  Inventories

Inventories are as follows:

                                        January 31, 1999       April 30, 1998
     Raw materials and work-in-process     $1,212,142             $1,115,210
     Finished goods                           249,707                121,841
                                           ----------             ----------
                                           $1,415,800             $1,237,051
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


4.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. During the nine months ended January 31, 1999, there were a total of 300,681 shares outstanding under the Company's stock option plans. Any dilutive effect of the outstanding options converting into common stock as of January 31, 1999, is reflected in the financial statements.

Earnings per share is calculated based on the FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, effective for periods ending after December 15, 1997. The earnings per share calculations include the five for four stock split, in the form of a stock dividend (804,189 shares) for all periods reported in this Form10-QSB.

                                    For the Nine Months Ended January 31, 1999
                                       Income           Shares       Per-Share
                                     (Numerator)     (Denominator)      Amount
Net Income                             $239,748
                                       ========
Basic EPS
Net Income available to common
stockholders                           $239,748        4,015,600         $0.06

Effective of Dilutive Securities
Options                                       0           89,782
                                       --------           ------
Diluted EPS
Income available to stockholders plus
assumed conversions                    $239,748        4,105,382         $0.06
                                       ========        =========         =====

5.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          A.  Financial Condition

The Company's net working capital is down slightly from the beginning of the year as it decreased approximately $72,000 during the nine months ended January 31, 1999. The current ratio decreased to 4.0 at January 31, 1999, compared to
4.3 at April 30, 1998.

Cash and cash equivalents decreased approximately $337,000 at January 31, 1999 compared to April 30, 1998. Capital expenditures were approximately $720,000. Net purchases of investment securities were approximately $171,000. Cash provided by operations was approximately $482,000, and proceeds from the exercise of options were approximately $148,000. The Company intends to continue investing excess cash in high grade investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $34,000 at January 31, 1999, primarily due to higher sales volume. The Days Sales Outstanding (DSO) are lower at 54.2 days for the nine months ended January 31, 1999, compared to 57.6 days for the fiscal year ended April 30, 1998.

Inventories increased approximately $179,000 in the first nine months of the fiscal year. The inventory turnover ratio for the nine months ended January 31, 1999, decreased to 2.04 compared to 2.42 in fiscal year 1998. Increased finished goods to help facilitate sales, contributed to the decrease in inventory turns. Management will continue to emphasize inventory management.

The company does not expect any material capital expenditures in the next six months, and anticipates all cash needs will be satisfied from operations. The Company has a $500,000 revolving line of credit with Norwest Bank Colorado through September 30, 1999, collateralized by accounts receivable, the interest rate is at Norwest Colorado prime. The Company has no outstanding loan balance on the line of credit currently.

                         B.  Results of Operations

                Nine months ended January 31, 1999 compared
                 to the nine months ended January 31, 1998

Sales were down approximately $74,000, a 1.0% decrease for the current year. The lower sales are due to weak foreign markets, particularly Asia and Russia. New product sales, year to date have increased approximately $779,000. The Company's order backlog is higher at January 31, 1999 at approximately $1,361,000, compared to $1,162,000 at January 31, 1998.

Gross profit increased by approximately $22,000 to 41.3% of sales in 1999 compared to 40.6% in 1998. The higher gross profit is due to lower material and overhead costs of 2.9% and 0.6%, respectively, offset by higher labor costs of 2.8%. Operating expenses are down approximately $90,000 from last year due
primarily to lower sales commissions.    Income from operations increased
approximately $116,000 for the nine months ended January 31, 1999, compared to the same period a year ago.

The Company's interest expense has decreased approximately $26,000 for the nine months ended January 31, 1999, compared to the same period ended in 1998, due to the Company's elimination of outstanding debt at April 30, 1998.

Other Income, consisting primarily of interest and dividend income and net gains on the sale of investment securities was approximately $111,000 in 1999 compared to $121,000 for the nine months ended January 31, 1998.

The income tax provision for the nine months ended January 31, 1999, was approximately $82,000 compared to approximately $72,000 for the same period in
1998.   The impact of deferred tax items and tax refunds resulted in current tax rates of approximately 25.6% and 36.7% in 1999 and 1998, respectively.


               Three months ended January 31, 1999 compared
                to the three months ended January 31, 1998

Sales were approximately $30,000 higher in 1999 compared to 1998, a 1.2% increase. Increases in the sales of products and services introduced in fiscal year 1998 offset the decreases in sales of the other technologies. The domestic flow meter market, according to industry sources, is down approximately 6% for the current year.

Gross margin increased by approximately $13,000 while remaining at 40.5% of sales. As sales of the recently introduced products become a larger percentage of our total revenue we are seeing increases in labor, offset partly by lower material and overhead compared to the same period last year. Operating expenses are approximately $7,000 greater than last year due primarily to increases in R&D spending offset by lower commissions expenses.

The Company anticipates selling expenses related to restructuring of the sales organization and R&D expenses for new product development to continue for several quarters. Management makes no assurance that any of the new sales efforts or new products will produce significant additional revenue for the Company.

Other Income, consisting primarily of income from the company's investment securities holdings was approximately $32,000 in 1999 compared to $43,000 in 1998.

Interest expense is approximately $8,000 less in 1999, compared to the same period last year due to the elimination of debt at April 30, 1998.

The income tax provision for the three months ended January 31, 1999 was approximately $49,000 compared to approximately $44,000 for the same period in
1998.   The impact of deferred tax items and tax refunds resulted in current tax rates of approximately 38.2% and 35.1% in 1999 and 1998, respectively.

                             Year 2000 Compliance

Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900
(commonly known as the `Year 2000 Problem').    The Company replaced its
inventory and financial software in fiscal year 1998 with a system which is Year
200 compliant.   The Company has evaluated  its other internal-use software and hardware for Year 2000 compliance, and has implemented a plan to replace all non-compliant items either through upgrade or replacement. The planned completion date for this task is July 31, 1999, and the cost of these upgrades/replacements is anticipated to be approximately $60,000.

The Company may be vulnerable to the failure of other companies to be Year 2000 compliant. The Company has begun the assessment of whether third parties with whom the Company has material relationships are Year 2000 compliant. The Company is also evaluating its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not become Year 2000 compliant. The same analysis is also being made for significant customers.

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


                           PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended January 31, 1999.

B.  Reports on Form 8-K

    None filed in the quarter ended January 31, 1999.

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

                                             ENGINEERING MEASUREMENTS COMPANY
                                                                   Registrant





Date: March 10, 1999                         By:  /s/ Charles E. Miller
                                             Charles E. Miller, Chairman
                                            (Principal Financial Officer and
                                             Chief Accounting Officer)

                                                                March 10, 1999

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Third Quarter Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today net income of $79,700 ($.02 per share) for the third quarter ended January 31, 1999. Net income for the nine-month period ended January 31, 1999, was $239,748 ($.06 per share). This compares to net income for the three-month and nine-month periods last year of $81,833 ($.03 per share) and $123,512 ($.04 per share), respectively. Sales for the quarter were approximately $2.61 million, and for the nine-month period approximately $7.55 million; a 1% increase and a 1% decrease, respectively over the comparable periods last year.



       E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                             Operating Results

                                Three Months Ended        Nine Months Ended
                                    January 31,              January 31,
                                  1999       1998          1999         1998
                              ---------- ----------    ----------  -----------

Net sales                     $2,605,677 $2,575,432    $7,554,412   $7,628,677

Income from operations            96,744     90,844       211,391       99,856

Other income                      32,285     35,290       110,792       95,200

Income taxes                      49,329     44,301        82,435       71,544

Net income                        79,700     81,833       239,748      123,512

Net earnings per share              $.02       $.03          $.06         $.04

Number of shares outstanding   4,026,237  3,632,574     4,015,600    3,615,019