Form 10KSB
period 1999-04-30
ENGINEERING MEASUREMENTS CO
filed 1999-07-21
CIK 205303

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                              FORM 10-KSB

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the Fiscal Year ended:  April 30, 1999
                                   or
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

Issuer's revenues for its most recent fiscal year: $9,694,913.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 15, 1999 was $22,062,744.

The number of shares outstanding of Registrant's $.01 par value common stock, as July 15, 1999 was 4,057,143.

No documents are incorporated by reference into the text of this report.

Transitional Small Business Disclosure Format : Yes    ; No X


                                                  Exhibit Index on Pages 34-35
                                                                  Page 1 of 36

PART I

ITEM 1. BUSINESS

General

Engineering Measurements Company ("EMCO" or the "Company") is a Colorado corporation that was incorporated on January 4, 1967. The Company's executive offices and factory are located at 600 Diagonal Highway, Longmont, Colorado 80501. Its telephone number is (303) 651-0550. The Company has a website at www.emcoflow.com.

The Company designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases.
The Company operates within the flow measurement devices and systems industry segment (S.I.C. Code No. 3823). The Company generates its revenues from the sales of flowmeter hardware in both foreign and domestic. Revenue is also generated through the sale of excess capacity in the form of contract electronic printed circuit board assembly. With its 32 years experience in the field of flow measurement, EMCO is able to provide its customers with a family of products capable of measuring almost any kind of fluid or gas flow. While the Company has historically been strongest in energy utility flow measurement (particularly steam metering) it has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Primarily utilizing a network of distributors and commissioned sales representatives as well as a direct sales force, the Company markets flowmeters worldwide.

The Company has a marketing agreement with Danfoss A/S, a flow meter company in Denmark which distributes products in different markets, which was renewed October 6, 1998, and runs for a period of 30 months with a six month renegotiation period. Terms of the agreement with Danfoss A/S allow the Company to be the exclusive distributor for Danfoss' MAG and MASS flowmeters in the U.S. industrial market under the "EMCO" label. In turn, Danfoss is allowed to market and distribute EMCO's Vortex PhD flowmeter on a non-exclusive basis under the "Danfoss" label in Europe and around the world. The marketing agreement signed with Danfoss A/S completes the Company's "family of flowmeters". This family features five types of flowmeters capable of handling a broad spectrum of applications (steam, gas and liquid) as well as a large range of line sizes. It also positions the Company to compete on a product level with any flowmeter manufacturer in the world.

Products

The Company has developed and markets a series of products to measure the flow of steam, chilled and hot water, natural gas, compressed gases and other fluids in a pipeline. Also included are products, which support the primary flow measurements, such as pressure and temperature measurements and supporting electronics.

The Company has two major technologies used in its product lines. The sales contribution by each technology as a percent of sales for fiscal years 1999 and 1998 are as follows:

Technology               FY 1999        FY 1998
----------               -------        -------
Volumetric                  74%            75%
Mass                        26%            25%

Volumetric technologies include the following products: turbine, vortex shedding, and positive displacement meters. Mass technologies include the following products: electromagnetic, coriolis, flow processors and digital valves.

The Company manufactures several series of insertion meters for various applications of steam, liquids and compressed gas measurement. The insertion meters offer customers solutions for metering flows in large size pipes. Each is available with an assortment of options allowing for extremes in flow range, pressure and temperature, with adaptation to various output requirements which provide mass and energy measurement for totalizing or computer input.

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

The Company introduced a commercial vortex shedding water flowmeter in March 1997. This product is marketed into the commercial HVAC, ultra-pure and de-ionized water and landscape/irrigation markets.

The Company utilizes excess capacity to provide contract surface mount technology board assembly. This service began in April 1997.

Product Distribution

The Company primarily uses a network of distributors and commissioned sales representatives, as well as a direct sales force, to market the Company's flowmeters worldwide. The Company also markets the Vortex PhD through Danfoss' network of wholly owned subsidiaries, primarily in Western Europe.

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

Contract surface mount technology board assembly faces extensive direct competition for larger production runs. The Company is focusing on the engineering prototype and small production run market niches where the emphasis is on production quality and rapid turn around. In these markets there is generally less competition and price is generally not a factor. No one company is a major force in this market segment.

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

Customers

In Fiscal Year 1999 no single customer accounted for more than 10% of the Company's revenues. For Fiscal Year 1998, one customer, Danfoss, did account for more than 10% of the Company's reported revenues. In Fiscal Year 1999, the Company renegotiated its marketing contract with Danfoss. This contract now
extends to April 2001 plus a six month renegotiation period.   The loss of this
customer could have an adverse effect on the Company.

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

Depending on the product involved, a lawsuit against the Company for patent infringement could result in damages in a material amount being assessed against the Company, which would have an adverse effect on the financial condition of the Company. At this time the Company is not aware of any existing or threatened litigation regarding matters involving the Company and its products.

Seasonal and Other Conditions

The Company's sales and production are affected by slight seasonality caused by the Company's emphasis on steam energy measurement. However, the Company's marketing initiatives designed to increase the importance of the Process Control market (a non-seasonal market) if successful, should mitigate against the effect of seasonality in the future. Sales are also affected by the capital budgeting plans of large industrial firms, as well as by other economic and political conditions in the U.S. and internationally.

Working Capital Requirements

The Company is not required to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. In addition, the Company believes its working capital of approximately $3,340,000 as of April 30, 1999 is adequate to meet its current obligations. Although no assurances can be made, the Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months.

Backlog

At April 30, 1999, the total order backlog was approximately $1,290,000 as compared to $1,260,000 at April 30, 1998. It is anticipated that the entire backlog outstanding at April 30, 1999, will be shipped in the fiscal year ending April 30, 2000.

Government Approvals and Regulation

The Company's principal products and services are not subject to government approvals. The Company does not expect any significant effect on its business from existing or probable government regulations. No material portion of the Company's sales is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. If the Company's products become subject to government regulation or approval however, it could have a material adverse affect on the Company.

Research and Development

The Company maintains research and development programs on a continuing basis. Research activities are primarily directed toward flow measurement and control. The Company spent approximately $790,000 for research and development in the fiscal year ending April 30, 1999, and about $604,000 in the fiscal year ending April 30, 1998.

In 1999, the emphasis of research and development (R&D) was new product development. There is no assurance that the R&D efforts will result in additional sales for the Company. Management believes that R&D expenses will continue at the current levels in the future due to further new product development and enhancements. The intent of the Company's R&D is twofold: 1) Develop new flowmeter products for industries and applications for which it has not historically provided products, and 2) Continue to lower product cost and improve quality.

Effects of Environmental Regulations

Compliance with present federal, state and local regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment should not have any material adverse effect on the capital expenditures, earnings and competitive position of the Company. The Company does not plan any capital expenditures for environmental control facilities during the current and succeeding fiscal year. If the Company's products, business or operations become subject to such environmental regulations, however, it could have a material adverse affect on the Company's results of operations and competitive position.

Employees

At April 30, 1999, EMCO had 86 full-time employees, of which 8 are employed in administrative duties, 16 in sales, marketing and customer service duties, 8 in R&D and 54 in production. This compares with 82 full-time employees at April 30, 1998. The Company had 7 part time employees at April 30, 1999.

Foreign Sales

In fiscal year 1999, the Company had foreign sales of approximately $2,691,000, or 27.8% of sales, compared to approximately $2,969,000, or 30.1% of sales in fiscal year 1998. The decrease of sales for fiscal year 1999 in Europe is due primarily to lower sales to Danfoss in 1999. The Company experienced an increase in sales to Asia due to its emphasis on entering new markets. Other foreign sales are lower due to lower activity overall, rather than sales of a single large project. The breakdown of foreign sales for fiscal years 1999 and 1998, in dollars and percent of total sales are:

                      FY 1999             FY 1998
                      -------             -------
Europe         $1,580,000  16.3%   $1,918,000  19.4%
Asia              755,000   7.8%      434,000   4.4%
Other             356,000   3.7%      617,000   6.3%

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

The Company's common stock is traded over-the-counter and is listed on the NASDAQ Over the Counter Bulletin Board (Symbol EMCO). The table below represents the high and low bid prices of the Company's common stock for its two most recent fiscal years. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                              Quarters Ended in Fiscal Year 1999
                              ----------------------------------
                           07/31/98   10/31/98   01/31/99   04/30/99
                           --------   --------   --------   --------
         High                 $6.25      $4.63     $5.03       $5.00
         Low                  $4.00      $3.20     $4.00       $4.00

                              Quarters Ended in Fiscal Year 1998
                              ----------------------------------
                           07/31/97   10/31/97   01/31/98   04/30/98
                           --------   --------   --------   --------
         High                 $6.63      $6.38     $6.75       $6.25
         Low                  $3.75      $3.25     $4.50       $4.25


Approximate Number of Holders of Common Stock

The number of holders of record of the Company's common stock as of July 20, 1999, were 486.

Company Dividend Policy Disclosure

The Company has never paid cash dividends on its common stock and currently has no plans to do so in the foreseeable future. However, the Company had a 25% stock dividend in October 1998. As a result, the Company issued an additional 804,189 shares of $.01 par value common stock. The Company has no restrictions on the ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain written statements of management of the Company included in this Form 10-KSB and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations and contain certain words such as "anticipate", "believe", "plan", "expect" or similar words. The forward-looking statements included herein and elsewhere are based on current expectations and assumptions about an industry or business and involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward looking statements are dependent on certain risks and uncertainties including among others, a discontinuance of the Danfoss arrangement, lack of market acceptance of new products, research and development efforts which results in no additional sales and the cost and impact of Year 2000 compliance by the Company and its suppliers. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. The actual results of the Company could differ materially from those anticipated in the forward-looking statements contained herein and elsewhere.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION:

Liquidity, Capital Resources and Cash Flows

Net working capital decreased approximately $75,000 during the fiscal year ended April 30, 1999, primarily due lower cash and accounts receivable offset by higher inventories and lower accounts payable. The working capital ratio for fiscal year 1999 increased to 4.4 from 4.3 the previous fiscal year.

The Company has a $500,000 revolving line of credit with Norwest Bank Colorado through September 30, 1999, collateralized by accounts receivable. The interest rate is at Norwest Bank Colorado's prime rate. The Company has not drawn against this line of credit as of the date of this Form 10-KSB. The loans from a stockholder matured in April 1998. The stockholder converted the $353,790 loans into 345,766 shares of EMCO common stock as provided in the loan agreement in fiscal year 1998.

The Company uses excess cash to invest in high grade securities until the cash is needed for operations. As of April 30, 1999, the Company holds approximately $556,000 in high grade investment securities.

Cash and cash equivalents decreased approximately $243,000, due to capital expenditures and increases in inventories offset by decreases in accounts receivable due to better collections. Management believes it has adequate cash to support operations. This belief is supported by the fact that positive cash flow from operating activities for fiscal year 1999 were approximately $546,000. The Company will continue to manage cash in order to support operations.

Net accounts receivable decreased by approximately $316,000, due to improved collections and lower sales volume of approximately $92,000 in the fourth quarter of fiscal year 1999 compared to the previous year. Collections of accounts receivable improved as reflected by the 3.3 day decrease of the Company's Days Sales Outstanding (DSO) to 54.3 days from 57.6 days in fiscal years 1999 and 1998, respectively.

Short-term investments decreased approximately $1,000 during the year ended April 30, 1999. The impact of recording investments at market value decreased the cost by approximately $63,000.

Inventories increased approximately $430,000 during the year ended April 30, 1999, which decreased the inventory turn ratio from 2.42 in 1998 to 1.84 in 1999. The higher inventories are mainly due to higher finished goods inventories in fiscal year 1999 as part of a program to improve product delivery times.

Income taxes receivable of approximately $46,000 in fiscal year 1998 has been replaced by income taxes payable of approximately $4,000 in fiscal year 1999. The receivable, a result of overpayment of taxes, was reduced by prior year refunds and current year taxes.

Accounts payable decreased approximately $141,000 due to lower capital purchases, and taking more early payment discounts in fiscal year 1999.

The Company does not have any material commitments for capital expenditures. The Company believes that the proposed capital expenditures can be financed from the Company's cash flow.

Net working capital and the working capital ratio for the last two fiscal years were:

                                                  As of April 30
                                                  --------------
                                              1999               1998
                                              ----               ----
       Working capital                     $3,339,423        $3,413,972
       Working capital ratio                   4.4               4.3

Material changes in cash flows are summarized as follows:
                                                  As of April 30
                                                  --------------
                                                1999          1998
                                                ----          ----
Net cash provided by operating activities     $546,074      $790,051
Net cash (used in) investing activities      ($949,630)    ($422,109)
Net cash provided by financing activities     $160,566       $24,908
Net increase (decrease) in cash and cash
 equivalents                                 ($242,990)     $392,850

Management believes EMCO will enjoy improved results in the future. Although there is no assurance this will occur, management believes is that the Company
has a strong foundation upon which to grow.   The Company has accomplished the
following:

A. The Company introduced a new commercial water flowmeter in March 1997. Fiscal year 1999 sales of the water flowmeter increased more than 150%. Management believes sales will grow, although at a slower rate, in fiscal year 2000 since the product is still in the early phases of the product life cycle.
B. The Company continues using excess production capacity to perform contract manufacturing of surface mount technology board assembly. Sales from contract manufacturing in fiscal year 1999 were up more than 80% over the previous fiscal year. Additional sales efforts are being made to increase utilization of additional capital and human resources added in the past year.
C. The Company expects to continue R&D activity for new products to be introduced in coming years. There is no assurance that the R&D activity will result in additional sales for the Company.
       The Company also intends to emphasize value engineering to sustain margin despite increasing price competition.
D. The Company continues to make improvements in overall production efficiency through increased investments in equipment. The Company is now capable of greater production capacity at little or no increased fixed cost. All equipment purchases were paid from the Company's cash flow.
E. The Company's balance sheet remains strong. The Company recognized approximately $93,000 in interest and dividend income from investments during the fiscal year ended April 30, 1999.

There can be no assurance, however, that these accomplishments will result in improved or continued sales of its products or services. Actual results of operations could differ materially from management's expectations.

Management is not aware of any known trends, events or uncertainties that have had, or are likely to have, an impact on short-term or long-term liquidity of the Company.

RESULTS OF OPERATIONS:

Sales Revenues

Sales revenues for the Company decreased approximately $167,000 or 1.7% in fiscal year 1999 as compared to fiscal year 1998. Existing product sales were lower in fiscal year 1999, primarily due to reduced sales to a major European customer (DANFOSS) of approximately $259,000 in fiscal year 1999. This decrease in sales was partially offset by increased sales of the new water meter introduced in March 1997 and contract surface mount technology (SMT) board assembly. Sales from the new water meter and the contract SMT manufacturing were up in fiscal year 1999. The Company continues to place a high priority on product quality and customer satisfaction. Management believes this emphasis will have long-term positive impacts on sales. The Company expects to continue to maintain a healthy product development program.

Net Income

In fiscal year 1999, the Company recognized net income of $196,938, as compared to net income of $87,045 for fiscal year 1998. The increase in income in 1999 can be attributed to the following:

                                      1999           1998
                                      ----           ----
Gross margin on sales              $3,983,907     $3,940,847

Income from operations               $113,696         $4,096

Gain/(loss) on sale of stock           (6,574)        10,620

Other income                          125,054         96,185

Interest expense                         (266)       (32,844)

Income tax provision/(benefit)         34,972         (8,988)

The Company's increase in net income in 1999 is due to the following reasons:
The gross margin on sales in 1999 was 41.1% compared to 40.0% in 1998, which is attributable to lower material and overhead costs, offset by higher labor cost. Income from operations in 1999 was 1.17% compared to 0.04% in 1998.
The higher income from operations is due to higher gross margin and lower sales and marketing expenses offset by increased research and development costs. Gain/(Loss) on sale of stock is approximately $17,000 lower in fiscal year 1999. Other income is approximately $29,000 higher in fiscal year 1999, due in part to gains on the disposal of assets. Interest expense decreased by approximately $32,000 due to the reduction of corporate debt. Income taxes are approximately $44,000 more in fiscal year 1999 due to higher income.

Gross Margins

Overall gross margins for the past two years are reflected as follows:

                                                   As of April 30
                                                   --------------
                                                   1999      1998
                                                   ----      ----
     Gross margin                                    41%       40%

The increase in gross margin from 1998 to 1999 was due to lower material (2.5%) and overhead (1.1%) costs, partially offset by higher labor (2.2%) and warranty costs (0.2%). Management believes investments made in 1999 will make manufacturing more efficient in the future.

Selling Expense

The Company incurred the following selling expenses as a percent of sales:

                                                   As of April 30
                                                   --------------
                                                   1999      1998
                                                   ----      ----
     Selling expense                                 22%       24%

Selling expense decreased by approximately $224,000 and as a percent to sales. The savings were achieved in part due to a decrease in sales subject to commissions and a move from regional sales managers to a direct sales force. In the future, management expects to continue to promote the Company's products through increased direct sales activities, industry trade shows, advertising in trade journals and telemarketing.

General and Administrative

General and administrative expense for the Company as a percent of sales for the past two years is as follows:

                                                   As of April 30
                                                   --------------
                                                   1999      1998
                                                   ----      ----
     General and administrative expense              10%       10%

General and administrative expenses in fiscal year 1999 were similar to the prior year as a percent of sales. Actual expenses were approximately $28,000 lower in fiscal year 1999, due to lower bad debt, labor and various other expenses, partially offset by higher depreciation expense. Although no assurances can be made, management intends in the future for general and administration expenses not to increase as quickly as sales.

Research and Development

Research and development expense as a percent of the Company's sales over the past two years is:

                                                   As of April 30
                                                   --------------
                                                   1999      1998
                                                   ----      ----
     Research and development expense                 8%        6%

Research and development expenses increased approximately $186,000 in fiscal year 1999, due to higher new product development costs. Management intends in the future to continue product development activities; while continuing to perform value engineering to lower product cost and improve product quality. There is no assurance that the new product development activities will result in additional sales for the Company.

Gains/(Losses) on Sale/Exchange of Stock

The Company recognized losses from the sale of stock, from investments, of approximately $7,000 in fiscal year 1999 compared to gains of approximately $10,000 in fiscal year 1998.

Interest Rates

The outstanding borrowed amounts, the interest expense, and the effective interest rates, are shown below for the past two years:

                             As of April 30
                             --------------
                            1999        1998
                            ----        ----
     Amount Borrowed          $0          $0
     Interest Expense         $0     $32,844
     Interest Rates          0.0%        7.8%

As a result of the conversion of $353,790 in debt into 345,766 shares of EMCO common stock in April 1998, the Company had no outstanding debt at April 30,
1998.   The Company did not borrow any money in fiscal year 1999.

Income Taxes

Income taxes as a percentage of pre-tax income are depicted below:
                                                   As of April 30
                                                   --------------
                                                   1999      1998
                                                   ----      ----
    Income tax (benefit)expense                      15%      (12%)

Please see Note 8 of the Notes to Financial Statements for a discussion of the reasons income taxes have varied.

Trends

Most of the Company's sales (approximately 72%) are generated in the United States. Therefore, the health of the U.S. economy has a significant impact on the Company. However, the Company has such a small share of the total market currently that management believes the Company can continue to grow despite the fluctuations in the domestic economy. While the Company generates approximately 28% of sales internationally, management believes that the Danfoss marketing arrangement, (in which Danfoss markets and distributes the Company's Vortex PhD flowmeter in Europe and around the world), and an improved Asian economy, along with continued sales emphasis in developing nations, could result in increased international sales beyond the current 28% in the near future. Management can make no assurances, however, that the Danfoss marketing agreement, and the economic and political conditions of the
U. S., Asian, European and developing countries will result in increased sales in the future.

The Company has a diverse product mix. Therefore, it is unlikely that any single current competitor could have a decidedly negative impact on EMCO. The Company is able to address a number of different markets with a variety of products and technologies. Therefore, the Company's product market risk is also lower than many companies with less diverse product lines in the flow measurement industry.

In recent years the Company has developed a new product line for the commercial water market. The Company is also using excess capacity for contract manufacturing of surface mount electronics board assembly. Revenues for these products and services, although increasing rapidly, remain a small part of the Company's total revenues.

The Company intends to continue to devote resources to new product development. However, there are no assurances that the new product development costs will result in additional sales for the Company.

Finally, the Company has eliminated debt as of the end fiscal year 1998. During fiscal year 1999 the Company established a line of credit with Norwest Bank Colorado, N.A. In light of these events, management feels it has reduced its exposure to developments that might impact capital markets and the availability of capital.

Although it can make no assurances, the Company knows of no and does not anticipate any events to cause material changes in the revenue/cost relationship in the foreseeable future.

Year 2000 Compliance

Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900
(commonly known as the `Year 2000 Problem').    The Company replaced its
inventory and financial software in fiscal year 1998 with a system, which is
Year 2000 compliant.   The Company has evaluated its other internal-use software
and hardware for Year 2000 compliance, and has implemented a plan to replace all non-compliant items either through upgrade or replacement. The planned completion date for this task is September 30, 1999, and the cost of these upgrades/replacements is anticipated to be approximately $60,000.

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

ITEM 8.  FINANCIAL STATEMENTS


The following financial statements of Engineering Measurements Company are found on Pages 15 through 29.

                                                           Page
Report of Independent Certified Public Accountants         14
Balance Sheets-April 30, 1999 and 1998                     15,16
Statements of Income -Years Ended
 April 30, 1999, and 1998                                  17
Statements of Changes in Stockholders'
Equity-Years Ended April 30, 1999, and 1998                18
Statements of Cash Flows-Years Ended
 April 30, 1999, and 1998                                  19
Notes to Financial Statements                              20-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Engineering Measurements Company

We have audited the accompanying balance sheets of Engineering Measurements Company (a Colorado corporation) as of April 30, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engineering Measurements Company as of April 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP



Denver, Colorado
June 14, 1999

                      ENGINEERING MEASUREMENTS COMPANY
                              BALANCE SHEETS

                                  ASSETS

                                                 April 30, 1999   April 30, 1998
                                                 --------------   --------------
Current assets
  Cash and cash equivalents                           $697,697         $940,687
  Accounts receivable, net of allowance
   for doubtful accounts and allowance for
   sales returns of $75,990 at April 30, 1999
   and $88,213 at April 30, 1998                     1,094,954        1,410,785
  Short-term investments                               556,288          557,080
  Inventories                                        1,667,011        1,237,051
  Prepaid expenses                                      31,757           29,194
  Income taxes receivable                                    0           45,695
  Other receivables                                      2,376            3,671
  Deferred income taxes                                260,649          232,596
                                                     ---------        ---------
         Total current assets                        4,310,732        4,456,759
                                                     ---------        ---------
Property and equipment, at cost
  Land                                                 568,940          568,940
  Building & improvements                            1,624,950        1,619,595
  Vehicles                                              22,196           22,196
  Machinery and equipment                            4,099,524        3,514,185
  Office furniture and fixtures                      1,301,489        1,197,821
                                                     ---------        ---------
                                                     7,617,099        6,922,737
  Less accumulated depreciation                     (4,725,996)      (4,409,773)
                                                     ---------        ---------
         Net property and equipment                  2,891,103        2,512,964
                                                     ---------        ---------
Other assets
  Note receivable                                      138,920           46,765
  Other assets, net of amortization                    132,351          149,233
                                                     ---------        ---------
Total other assets                                     271,271          195,998

TOTAL ASSETS                                        $7,473,106       $7,165,721
                                                    ==========       ==========
  The accompanying notes are an integral part of these financial statements.

                      ENGINEERING MEASUREMENTS COMPANY
                         BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 April 30, 1999   April 30, 1998
                                                 --------------   --------------
Current liabilities
  Accounts payable                                    $320,853         $462,220
  Accrued compensation                                 278,238          272,235
  Other accrued liabilities                            372,218          308,332
                                                     ---------        ---------
         Total current liabilities                     971,309        1,042,787
                                                     ---------        ---------
Long-term liabilities
  Deferred income taxes                                220,500          189,700
                                                     ---------        ---------
         Total long-term liabilities                   220,500          189,700
                                                     ---------        ---------

Stockholders' equity
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    4,232,774 shares issued at April 30, 1999,
    4,172,599 shares issued at April 30, 1998,
    4,042,374 shares outstanding at April 30, 1999,
    3,982,199 shares outstanding at April 30, 1998,     42,328           41,726
  Capital in excess of par value                     2,650,332        2,487,368
  Accumulated other comprehensive income               (38,711)         (26,270)
  Retained earnings                                  4,257,047        4,060,109
  Treasury stock at cost; 190,400 shares at
    April 30, 1999, and April 30, 1998                (629,699)        (629,699)
                                                     ---------        ---------
         Total stockholders' equity                  6,281,297        5,933,234
                                                     ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $7,473,106       $7,165,721
                                                    ==========       ==========
   The accompanying notes are an integral part of these financial statements.

                       ENGINEERING MEASUREMENTS COMPANY

                            STATEMENTS OF INCOME


                                         Year Ended April 30,
                                         1999            1998
                                         ----            ----
Sales                                 $9,694,913      $9,862,297
Cost of sales                          5,711,006       5,921,450
                                       ---------       ---------
Gross margin on sales                  3,983,907       3,940,847
                                       ---------       ---------
Operating expenses:
  Selling                              2,142,086       2,366,339
  General and administrative             937,873         966,245
  Research and development               790,252         604,167
                                       ---------       ---------
Total operating expenses               3,870,211       3,936,751
                                       ---------       ---------
Income from operations                   113,696           4,096
                                       ---------       ---------
Other income/(expense):
  Gain/(loss) on sale of stock            (6,574)         10,620
  Interest expense                          (266)        (32,844)
  Interest and dividend income            93,237          95,491

  Other income                            31,817             694
                                         -------         -------
Total other income                       118,214          73,961

Income before
  income taxes                           231,910          78,057

Income tax provision/(benefit)            34,972          (8,988)
                                        --------         -------
Net income                              $196,938         $87,045
                                        ========         =======
Other comprehensive income
   Unrealized holding gain/(loss)        (12,441)          4,139
                                        --------         -------
Comprehensive income                    $184,497         $91,184
                                        ========         =======
Net earnings per share                     $0.05           $0.02

Net earnings per share on
a fully diluted basis                      $0.05           $0.02

                                       =========       =========
Weighted average number of
  shares outstanding                   4,021,729       3,651,138
                                       =========       =========
The accompanying notes are an integral part of these financial statements.

                      ENGINEERING MEASUREMENTS COMPANY
                          STATEMENTS OF CASH FLOWS:
                                                    Year Ended April 30,
                                                    --------------------
Increase/(Decrease) in cash                         1999            1998
Cash flows from operating                           ----            ----
activities:
  Net income                                      $196,938         $87,045
  Adjustments to reconcile net income to
    net cash provided by operating activities
  Depreciation and amortization                    479,642         474,158
  Deferred tax provision/(benefit)                  10,700          (9,300)
  Provision for doubtful accounts                  (12,223)         27,109
  (Gain)/Loss on sales of investments                6,574         (10,620)
  (Gain)/Loss on disposal of assets                 (9,600)           (695)
  Stock compensation                                 3,000               -
  Changes in assets and liabilities-
    Receivables                                    329,349         178,603
    Inventories                                   (429,960)         19,546
    Income taxes receivable and
     prepaid expenses                               43,132         109,804
    Accounts payable and accrued liabilities       (71,478)       (85,599)
                                                  --------       ---------
Net cash provided/(used) by
operating activities                               546,074         790,051
                                                  --------       ---------
Cash flows from investing activities:
  Capital expenditures, net                       (834,604)      (680,499)
  Expenditures for intangible assets                (6,295)       (63,394)
  Expenditures for note receivable                 (92,155)       (46,765)
  Investment purchases                          (1,277,561)     (1,793,573
  Proceeds from sale of investments              1,251,385       2,158,622
  Proceeds from sale of fixed assets                 9,600           3,500
                                                 ---------       ---------
Net cash provided by/(used) in
investing activities                              (949,630)       (422,109)
                                                 ---------       ---------
Cash flows from financing activities:
  Payments of long and short term debt                   -         (64,592)
  Proceeds from exercise of stock options          160,566          89,500
                                                 ---------       ---------
Net cash used in financing activities              160,566          24,908
                                                 ---------       ---------
Net increase/(decrease) in cash
 and cash equivalents                             (242,990)        392,850
Cash and cash equivalents at
 beginning of  period                              940,687         547,837
                                                  --------        --------
Cash and cash equivalents at end of period        $697,697        $940,687
                                                  ========        ========
Supplemental disclosure of cash
flow information:
  Cash paid during period for--
    Interest                                      $    266        $ 34,673
    Income taxes                                     3,428           6,684

Supplemental disclosure for non cash items:
   Conversion of stockholder debt to equity       $      -        $353,790
   Stock compensation                             $  3,000        $      -
         The accompanying notes are an integral part of these statements.

                             ENGINEERING MEASUREMENTS COMPANY
                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  Accumulated
                                                    Capital in       Other
                                   Common Stock     Excess of    Comprehensive   Retained    Treasury
                                 Shares  Par Value  Par value        Income      Earnings      Stock
                                 ------  ---------  ---------        ------      --------      -----
Balance at April 30, 1997      3,687,891   $36,879  $2,048,925      ($30,409)   $3,973,064  ($629,699)

 Net income                                                                       87,045
 Loans converted to stock        432,208     4,322     349,468
 Stock Options
   Exercised                      52,500       525      88,975
Unrealized holding gains                                               4,139
                               ---------   -------  ----------      --------    ----------  ---------
Balance at April 30, 1998      4,172,599   $41,726  $2,487,368      ($26,270)   $4,060,109  ($629,699)

 Net income                                                                        196,938
 Stock Options
   Exercised                      59,538       596     159,970
 Stock Compensation                  637         6       2,994
Unrealized holding (losses)                                         (12,441)

                               ---------   -------  ----------     ---------    ----------  ---------
Balance at April 30, 1999      4,232,774   $42,328  $2,650,332     ($38,711)    $4,257,047  ($629,699)
                               =========   =======  ==========     =========    ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                           ENGINEERING MEASUREMENTS COMPANY

                            Notes to Financial Statements

1. Organization and Business

Engineering Measurements Company (EMCO or the Company) designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases. The Company sells products for energy utility flow measurement (particularly steam metering), but it also has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Utilizing a network of distributors and commissioned sales representatives, the Company markets flowmeters worldwide. (See Note 9 to the Financial Statements).

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

Depreciation and Amortization

Depreciation of property and equipment is provided on the straight-line method over the following estimated useful lives:

         Building and improvements               10-25 years
         Vehicles                                  3-8 years
         Machinery and equipment                  5-10 years
         Office furniture and                      4-8 years
         fixtures

Warranty

An estimated liability for warranty costs, based on Management's estimate of future warranty costs, is recorded in the year in which sales are made.

Earnings Per Share

Primary earnings per share are based on the weighted average number of shares outstanding during the year. Diluted earnings per share are based on the assumption that all diluted potential common shares are dilutive stock options that were converted at the beginning of the year.

The Company's common stock was split five-for-four in the form of a stock dividend. All shares, stock option data, and earnings per share amounts have been restated to give effect to this stock dividend.

                                          For the Year Ended April 30, 1999
                                          Income        Shares      Per-Share
                                        (Numerator)  (Denominator)   Amount
                                        -----------  -------------  ---------
Net Income                               $196,938
                                         ========
Basic EPS
Net Income available to common
stockholders                             $196,938      4,021,729      $0.05

Effect of Dilutive Securities
Options                                         -         80,832

Diluted EPS
Income available to stockholders plus    --------      ---------      -----
assumed conversions                      $196,938      4,102,561      $0.05
                                         ========      =========      =====


                                          For the Year Ended April 30, 1998
                                          Income        Shares      Per-Share
                                        (Numerator)  (Denominator)   Amount
                                        -----------  -------------  ---------
Net Income                                $87,045
                                          =======
Basic EPS
Net Income available to common
stockholders                              $87,045      3,651,138      $0.02

Effect of Dilutive Securities                   -              -
                                          -------      ---------      -----
Diluted EPS                               $87,045      3,651,138      $0.02
                                          =======      =========      =====


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

Comprehensive Income

The company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components.

3. Investments

The Company classifies debt and equity securities as available-for-sale securities. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity.

The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at April 30, 1998 and 1999 are amortized as follows:

                                  Gross      Gross       Gross
                                Amortized  Unrealized  Unrealized    Fair
                                  Cost       Gains       Losses      Value
                                ---------  ----------  ----------  --------
Available-for-sale securities
   Equity securities             $75,016     $1,610           -     $76,626
   Debt securities               525,130          -     $44,676     480,454
                                --------     ------     -------    --------
April 30, 1998                  $600,146     $1,610     $44,676    $557,080
                                ========     ======     =======    ========
Available-for-sale securities
   Equity securities            $387,004     $1,134     $32,031    $356,107
   Debt securities               232,744          -      32,563     200,181
                                --------     ------     -------    --------
April 30, 1999                  $619,748     $1,134     $64,594    $556,288
                                ========     ======     =======    ========


The following table lists the maturities of debt securities held at April 30, 1999 classified as available-for sale:

                                          Estimated
                                          Amortized
                                             Cost      Fair Value
                                          ---------    ----------
Due in one year or less                    $100,002     $100,000
Due after one year through five years       132,742      100,181
                                           --------     --------
                                           $232,744     $200,181
                                           ========     ========

Proceeds on sales of securities classified as available-for-sale were $1,251,385 in fiscal year 1999, compared to $2,158,622 in fiscal year 1998. Gains of $48,810 and losses of $55,384 were realized on these sales for 1999, and
$284,174 in gains and $273,554 of losses for 1998. The Company uses the specific identification method to determine cost of securities sold.

4. Inventories

Inventories are as follows:

                                             April 30
                                        1999          1998
                                    ----------    ----------
Raw material and work-in-process    $1,263,617    $1,115,210
Finished goods                         403,394       121,841
                                    ----------    ----------
                                    $1,667,011    $1,237,051
                                    ==========    ==========

5. Note Receivable

The Company has a note receivable of $138,920 with an unaffiliated third party to provide financing in the development of a new flowmeter technology. The note has a 6% interest rate and is payable upon demand or upon termination of the loan agreement. The Company exercised the option to purchase the undivided one-half interest of the developed technology for the balance of the receivable during May, 1999.


6. Short-term Debt

The Company signed a line of credit for up to $500,000 with Norwest Bank Colorado NA, secured by accounts receivable on October 27, 1998. The line of credit matures on September 30, 1999, and has an interest rate of 7.75%, equal to Norwest Bank's prime rate. The Company has not utilized the line of credit.

7. Long-term debt

Two prime plus 2% loans from Charles E. Miller, an officer, director and stockholder of the Company were paid in full during fiscal year 1998.

One note was collateralized by inventory, accounts and notes receivable and fixed assets. In addition, up to 40% of the loan advances could be converted into the Company's common stock at the option of the note holder. The conversion prices were at 75% of the bid price for the Company's common stock on the date of each advance under the loan agreement and ranged from $.61 to $2.25 per share. During fiscal year 1998, $252,538 of the loan was converted into 280,674 shares of common stock.

The other note was collateralized by inventory, accounts and notes receivable and fixed assets. Up to 40% of the loan advances could be converted into the Company's common stock at the option of the note holder. The conversion prices were at 100% of the bid price for the Company's common stock on the date of each advance under the loan agreement and ranged from $1.38 to $2.13 per share. During fiscal year 1998, $101,252 of the loan was converted into 65,092 shares of common stock.

The Company had no long-term debt during the year ended April 30, 1999.

8.  Income Taxes

The Company accounts for income taxes under the liability method. Deferred taxes are provided based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

The following is a summary of the provision (benefit) for income taxes:

                               Year Ended April 30,
                               --------------------
                                1999          1998
                                ----          ----
Current provision (benefit)
Federal                       $21,292          $312
State                           2,980             0
                              -------          ----
                              $24,272          $312
                              =======          ====
Deferred provision (benefit)
Federal                        $9,180       ($8,100)
State                           1,520        (1,200)
                              -------       -------
                              $10,700       ($9,300)
                              =======       =======
Total provision (benefit)
Federal                       $30,472       ($7,788)
State                           4,500        (1,200)
                              -------       -------
                              $34,972       ($8,988)
                              =======       =======

The provision for income taxes differs from the amount determined by applying the statutory rate to income before taxes, due to the following reasons:

                                            Year Ended April 30
                                            -------------------
                                             1999         1998
                                             ----         ----
Income taxes at statutory rate             $88,100      $29,700
Permanent tax  differences                 (21,500)     (40,900)
Change in estimate of prior year accrual   (29,321)         -
Other                                       (2,307)       2,212
                                           -------      -------
Income tax expense(benefit)                $34,972      ($8,988)
                                           =======      =======

Components of deferred tax assets and liabilities.

                                               April 30,
                                               ---------
                                           1999         1998
Assets                                     ----         ----
  Reserve for bad debt                    $30,000      $34,000
  Inventory cost capitalization             9,000       11,000
  Reserve for obsolete inventory           75,000       66,000
  Book basis of stock less than tax basis  35,000       24,000
  Accrued compensation                          0        8,000
  Investments stated at market             25,000       17,000
  Reserve for warranty costs               21,000       16,000
  Vacation accrual                         47,000       43,000
  Other                                    18,649       13,596
                                          -------      -------
                                         $260,649     $232,596


Liabilities
   Accelerated depreciation              (220,500)    (189,700)
                                         --------     --------

    Net Asset                             $40,149      $42,896
                                          =======      =======

Included in the Company's balance sheets as follows:

                                                April 30,
                                                ---------
                                            1999         1998
                                            ----         ----
Current assets                           $260,649     $232,596
Long-term liabilities                    (220,500)    (189,700)
                                         --------     --------
 Net Asset                                $40,149      $42,896
                                          =======      =======

9.  Foreign Sales

The Company had foreign sales of 27.8% and 30.1% of total sales in the fiscal years ended April 30, 1999 and 1998 respectively. The breakdown of foreign sales for fiscal years 1999 and 1998, in dollars and percent of total sales are:

                         Year ended April 30,
                         --------------------
                       1999                1998
                       ----                ----
Europe          $1,580,000 16.3%    $1,918,000 19.4%
Asia               755,000  7.8%       434,000  4.4%
Other              356,000  3.7%       617,000  6.3%


10.  Stock Option Plans

The 1991 Nonemployee Director Stock Plan authorized 200,000 shares, while the 1991 Incentive Plan authorized 600,000 shares. During fiscal year 1998, EMCO terminated the 1991 Nonemployee and Incentive Plans and adopted a new plan, the 1997 Incentive Plan with 625,000 shares authorized. The Company issued options for 30,000 shares under the plan in fiscal year 1998 and 164,375 shares in fiscal year 1999.

A summary of stock option transactions follows:

                                         1999                1998
                                   ------------------  ------------------
                                             Weighted            Weighted
                                             Average             Average
                                             Exercise            Exercise
                                    Shares     Price    Shares    Price
                                   -------   -------   -------   --------
Options  outstanding May 1, ...    246,595     $2.86   269,095    $2.37
Granted ...                        164,375     $4.00    30,000    $5.20
Canceled                           (56,250)    $2.72         0
Exercised ...                      (59,538)    $2.70   (52,500)   $1.68
                                   -------     -----   -------    -----
Options  outstanding April 30,     295,182     $3.55   246,595    $2.86
                                   =======             =======


Weighted average fair value of options granted during the year ended April 30, 1999 and April 30, 1998 is $ 2.34 and $ 3.83 per share respectively.

The following information applies to options outstanding at April 30, 1999:

                     Options Outstanding                Options Exercisable
              ----------------------------------    -------------------------
                            Weighted
                            average     Weighted                    Weighted
                           remaining    average                     average
                Number     contractual  exercise        Number      exercise
              outstanding  life(years)    price      exercisable      price
              -----------  -----------  --------     -----------   ---------
Range of
exercise
prices

$2.00 - $3.00     31,250       0.91       $2.14         31,250       $2.14
$3.01 - $4.50    208,932       3.90       $3.35        152,682       $3.13
$4.50 - $6.75     55,000       8.63       $4.54         55,000       $4.54
                 -------                               -------
                 295,182                               238,932
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

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                                   1999       1998
Net income                                       -------     ------
  As reported                                    196,938     87,045
  Pro forma - net of deferred tax benefit         81,520     81,440


Primary earnings per share
  As reported                                      $0.05      $0.02
  Pro forma                                        $0.02      $0.02


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before the fiscal year ended April 30, 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 and 1998:

       Expected life (years)....       6.485
       Risk-free interest rate..      5.800%
       Volatility...............     42.426%

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

11. Employee Benefit Plan

The Company implemented a 401(k) Retirement Plan in July 1993. Employees may join the plan after one year of service, providing they are 21 years or older. The Company has a 5 year vesting schedule on the plan. The Company match for the fiscal years ending 1999 and 1998 was $22,360 and $19,468, respectively.

12. Major Customer

The Company sells a significant portion of its product to one customer. During fiscal years 1999 and 1998, sales to that customer aggregated $902,502 and $1,161,502, respectively.

13. Fair Market Value of Financial Instruments

Estimated fair value of financial instruments held for purposes other than trading are as follows as of April 30:

                                      1999                1998
                                      ----                ----
                              Carrying    Fair     Carrying    Fair
                                Value     Value      Value     Value
                              --------  --------   --------  --------
   Cash and cash equivalents  $697,697  $697,697   $940,687  $940,687
   Short-term investments      556,288   556,288    557,080   557,080
   Note receivable             138,920   138,920     78,483    78,483

The following methods and assumptions were used to estimate the fair market value of each class of financial instruments for which it is practicable to estimate that value.

 Cash, Cash Equivalents, and Note Receivable

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

 None


PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name and age of each Director and Executive Officer of the Company, indicating all positions and offices with the Company presently held by him, and the period during which he has served as such:

                         Year
                      Elected as    Position, Date first held
Name of Director      Director or   and Principal Occupation
  or Officer      Age Officer       (For Past Five Years)
----------------- --- -----------   -------------------------
Charles E. Miller  61    1967       Chief    Executive   Officer,    President,
                                    Director   and  Chairman  of   the   Board,
                                    previously  President from  1967  to  1987;
                                    Member  of  the  Board of  Director  Option
                                    Committee .

Saeid Hosseini     36    1995       Vice  President  of  Sales  and  Marketing.
                                    Previously National Sales Manager,  Product
                                    Line  Manager, and Manager of  Applications
                                    Engineering. Employed by the Company for more than five years prior to this report.

Ken Teegardin      37    1997       Vice President of Operations.  Previously
                                    Director of Manufacturing since February
                                    1995.  Employed in a manufacturing
                                    management capacity at Johnson Yokogawa
                                    Corporation, Newnan, Georgia, which is not an affiliate of the Company, for more than five years prior to the date of this report.

William A. Ringer  65    1978       Director,   Member   of   the   Audit   and
                                    Compensation Committees; Former President of Granville Phillips Company, Boulder,
                                    Colorado, which is not an affiliate of the Company. Employed by Granville Phillips in an executive capacity for more than five years prior to the date of this report.

Thomas G. Miller  52     1995       Director, Member of the Incentive Plan  and
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

Walter Kluck       71    1995       Director,    Member    of    the     Audit,
                                    Compensation,     and    Incentive     Plan
                                    Committees;      CEO     of      Industrial
                                    Representatives,  Inc.  of   Clifton,   New
                                    Jersey,  which is not an affiliate  of  the
                                    Company.     Employed     by     Industrial
                                    Representatives,  Inc.  in   an   executive
                                    capacity for more than five years prior to the date of this report.

The Board of Directors has standing Audit, Compensation, and Incentive Plan Committees. Mr. Ringer and Mr. Kluck constitute the members of the Audit Committee, and Messrs. Thomas Miller, Ringer, and Kluck serve on the Compensation Committee. Mr. Kluck and Mr. Thomas Miller serve on the Incentive Plan Committee. The Audit Committee reviews financial statements. The Audit Committee met once during the fiscal year ending April 30, 1999. The Compensation Committee meets informally as required to recommend to the Board of Directors the compensation to be paid to the officers of the Company and to recommend to the Board of Directors any other profit sharing and bonus issues that may come before the Board of Directors. The Incentive Plan Committee and the Board of Director Option Committee administer the Incentive Plan. Such Committees did not meet formally during the last fiscal year.

The Board of Directors held four meetings during the fiscal year ending April 30, 1999. All Directors attended all meetings of the Board of Directors and all committees on which they serve.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer for services in all capacities to the Company during the fiscal year ended April 30, 1999. There were no other executive officers of the Company who earned $100,000 or more during fiscal year 1999.

                                 SUMMARY COMPENSATION TABLE

              Annual Compensation                           Long Term Compensation

                                                              Awards               Payouts
   (a)       (b)     (c)        (d)        (e)          (f)          (g)        (h)        (i)
                                          Other                   Securities            All
Name and                                  Annual      Restricted  Underlying   LTIP     Other
Principal                                 Compen-     Stock       Options/     Pay-     Compen-
Position     Year  Salary($)  Bonus($)    sation($)   Awards($)   SAR's(#)     outs($)  sation($)
---------    ----  --------   --------    ---------   ----------  ----------   -------  ---------
Charles E.   1997  $133,688     $2,651            0           0       12,500        0      $1,408
Miller,      1998  $135,000         $0      $67,500           0            0        0      $1,350
Chairman     1999  $135,000         $0            0           0            0        0      $1,350
Board

Other Annual Compensation reflects the dollar value of the market price over the exercise price on options exercised.

The Securities Underlying Options reflects the five-for-four stock split that occurred in October 1998.

Other Compensation reflects the matching portion of the Company's 401K plan.


                  Option/SAR Grants in Last Fiscal Year

                                      None.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
                                 Values

         (a)            (b)           (c)            (d)             (e)

                                                 Number of
                                                 Securities       Value of
                                                 Underlying      Unexercised
                                                 Unexercised     In-the-Money
                                                 Options/SAR's   Options/SAR's
                                                 at FY-End (#)   at  FY-End ($)
                  Shares Acquired    Value       Exercisable/    Exercisable/
    Name          On Exercise (#)  Realized ($)  Unexercisable   Unexercisable
----------------- ---------------  ------------  -------------   --------------
Charles E. Miller              0           $0        13,594/0      $24,469/$0
                                                      6,250/0      $12,500/$0
                                                      6,250/0       $9,375/$0




         Long-term Incentive Plans - Awards in Last Fiscal Year

                                  None.

Compensation of Directors

Directors who are not employees of the Company received an annual Director's fee of $3,000. This fee is paid whether or not the Director attends meetings of the Board and its Committees.

In fiscal year 1999, stock options to purchase 75,000 shares were issued to the outside directors. Messrs. Ringer, Kluck and Thomas Miller were each issued options to purchase 25,000 shares.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

Upon the occurrence of a Change in Control, each Option granted under the Company's 1997 Incentive Plan and outstanding at such time shall become fully and immediately exercisable and shall remain exercisable until its expiration, termination or cancellation pursuant to the terms of the Plan. A Change of Control is where any person (who is not such a person on August 1, 1997) becomes the "beneficial owner" directly or indirectly, of securities of EMCO representing 35% or more of EMCO's outstanding securities.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of June 6, 1999, the number and percentage of the Company's shares of Common Stock owned of record and beneficially by each person owning more than five percent (5%) of such Common Stock and by all individual directors and officers and by all directors and officers as a group:

                    Name of          Amount and Nature   Percent
Title of Class  Beneficial Owner        of Ownership     of Class
--------------  ------------------   ------------------  --------
 Common Stock   Charles E. Miller         1,570,026 (1)    38.6

 Common Stock   William A. Ringer           123,625 (2)     3.0

 Common Stock   Saeid Hosseini               89,250 (3)     2.2

 Common Stock   David S. Miller             480,236 (4)    11.9

 Common Stock   Walter Kluck                 29,075 (5)     0.7

 Common Stock   Thomas G. Miller            458,874 (6)    11.3

 Common Stock   Ken Teegardin                37,500 (7)     0.9

All Directors and Officers as a Group
 (Six Persons)                            2,308,350        54.7


(1) Record and Beneficial; includes 1,543,932 shares of common stock owned directly; an option to purchase 26,094 shares of common stock under the 1991 Incentive Plan; Mr. Miller has sole voting and investing power on 1,497,057 of the owned shares; the remaining 46,875 shares have shared voting and investment power. Charles E. Miller's business address is 600 Diagonal Highway, Longmont, CO 80501.

(2) Record and Beneficial; Mr. Ringer has sole voting and investment power on 98,125 shares of the owned shares; the remaining 500 shares have shared voting and investment power. Mr. Ringer also has an option to purchase 25,000 shares of common stock pursuant to the 1991 Non-Employee Director Stock Plan. William A. Ringer's address is P.O. Box 1018, Wilson, WY 83014.

(3) Record and Beneficial; includes 51,537 shares of common stock owned with sole voting and investment power; an option to purchase 25,213 shares of common stock under the 1991 Incentive Plan and an option to purchase 12,500 shares under the 1997 Incentive Plan. Saeid Hosseini's business address is 600 Diagonal Highway, Longmont, CO 80501.

(4) Record and Beneficial; includes 480,236 shares of common stock owned. David Miller has sole voting and investment power for 457,962 of the shares; the remaining 22,274 shares have shared voting and investment power. David S. Miller's business address is 420 E. Armour, N. Kansas City, MO 64166.

(5) Record and Beneficial; includes 4,075 shares of common stock owned with sole voting and investment power; and an option to purchase 25,000 shares of common stock under the 1991 Non-Employee Director Stock Plan. Walter Kluck's business address is P.O. Box 421, Clifton, NJ 07015.

(6) Record and Beneficial; Mr. Miller has sole voting and investment power on 429,937 of the owned shares; the remaining 3,937 shares have shared voting and investment power. Mr. Miller has an option to purchase
     25,000 shares of common stock under the 1991 Non-Employee Director Stock Plan. Thomas G. Miller's business address is 11725 W. 112th St., Overland Park, KS 66210.

(7) Record and Beneficial; includes an option to purchase 25,000 shares of common stock under the 1991 Incentive Plan and an option to purchase 12,500 shares under the 1997 Incentive Plan. Ken Teegardin's business address is 600 Diagonal Highway, Longmont, CO 80501.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Charles E. Miller, the Chairman and Chief Executive Officer of the Company, converted $353,790 in loans from a stockholder into 345,766 shares of EMCO common stock as provided in the loan agreement during the fiscal year ended April 30, 1998.

PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  Exhibits

Exhibit
  No.                                 Item
-------                               ----
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

10-16 Amendment to License Agreement, and Delivery Contract between Danfoss and EMCO, dated October 6, 1998, filed as Exhibit 10-16 on Form 10-KSB for the year ended April 30, 1999.

  21 List of Registrant's Subsidiaries; filed as Exhibit 22 to the Company's Report on Form 10-K for year ended April 30, 1992, and hereby incorporated by reference.

  23 Consent of Grant Thornton to incorporate auditors report into the Registrant's S-8.

  27    Financial Data Schedule for fiscal year ended April 30, 1999.

(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Engineering Measurements Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENGINEERING MEASUREMENTS COMPANY



                                     By:/s/Charles E. Miller
                                        Charles E. Miller
                                        (President)






Date:  July 21, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/Charles E. Miller                         /s/William A. Ringer
Charles E. Miller                            William A. Ringer
(Director, Principal Executive Officer,      (Director)
 Principal Financial Officer and             July 21, 1999
 Principal Accounting Officer)
 July 21, 1999





/s/Walter Kluck                              /s/Thomas G. Miller
Walter Kluck                                Thomas G. Miller
(Director)                                  (Director)
July 21, 1999                               July 21, 1999

July 21, 1999

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL: EMCO)
Fiscal Year 1999 Results
Corporate Contact: Charles E. Miller
                   (303) 651-0550


Longmont, Colorado: Engineering Measurements Company announced today net income of $196,938 ($.05 per share) for the fiscal year ended April 30, 1999. This compares to net income for the fiscal year ended April 30, 1998 of $87,045 ($.02 per share). Sales for fiscal year 1999 were approximately $9.7 million, a 1.7% decrease from last year's sales.

Income from operations for fiscal year 1999 was approximately $114,000, compared to approximately $4,000 for the same period last year. The increase in income is due primarily to lower cost of sales, and operating expenses.


     E N G I N E E R I N G  M E A S U R E M E N T S  C O M P A N Y
                           Operating Results
                         Year ended April 30,


                                         1999               1998
Net sales                             $9,694,913        $9,862,297

Income from operations                   113,696             4,096

Other income                             118,214            73,961

Income before taxes                      231,910            78,057

Income tax expense/(benefit)              34,972            (8,988)

Net income                              $196,938           $87,045

Net earnings per share                      $.05              $.02

Number of shares outstanding           4,021,729         3,651,138