Form 10QSB
period 1999-07-31
ENGINEERING MEASUREMENTS CO
filed 1999-09-15
CIK 205303

FORM 10-QSB


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended:  July 31, 1999
                                  or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from        to       .

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

                        Yes    X       No ____.

The number of shares outstanding of Registrant's $.01 par value common stock, as of September 10, 1999, was 4,067,361.

Transitional Small Business Disclosure Format.

                      Yes             No     X  .

                    PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements
                                ASSETS

                                                July 31, 1999    April 30, 1999
Current assets:
  Cash and cash equivalents                          $651,964          $697,697
  Accounts receivable, net of allowance for
  doubtful accounts and allowance for sales
  returns of $84,146 at July 31, 1999,
  and $75,990 at April 30, 1999                     1,137,858         1,094,954
  Short-term investments                              667,392           556,288
  Inventories                                       1,557,763         1,667,011
  Prepaid expenses                                     49,554            31,757
  Other receivables                                         0             2,376
  Deferred income taxes                               269,389           260,649
                                                    ---------         ---------
      Total current assets                          4,333,920         4,310,732
                                                    ---------         ---------

Property and equipment, at cost:
  Land                                                568,940           568,940
  Building & improvements                           1,635,885         1,624,950
  Vehicles                                             22,196            22,196
  Machinery and equipment                           4,138,978         4,099,524
  Office furniture and fixtures                     1,325,218         1,301,489
                                                    ---------         ---------
                                                    7,691,217         7,617,099

  Less accumulated depreciation                    (4,849,902)       (4,725,996)
                                                    ---------         ---------
       Net property and equipment                   2,841,315         2,891,103
                                                    ---------         ---------


Other assets:
  Note receivable                                          0            138,920
  Other assets, net of amortization                  263,553            132,351
                                                   ---------          ---------

Total other assets                                   263,553            271,271

TOTAL ASSETS:                                     $7,438,788         $7,473,106
                                                ============       ============


         The accompanying notes are an integral part of these consolidated financial statements.
                                        (Continued)

                   ENGINEERING  MEASUREMENTS COMPANY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 July 31, 1999   April 30, 1999


Current liabilities:
  Accounts payable                                    $295,148         $320,853
  Accrued liabilities                                  562,497          650,456
                                                   -----------       ----------

         Total current liabilities                     857,645          971,309
                                                   -----------       ----------

Long-term liabilities:
  Deferred income taxes                                218,600          220,500
                                                   -----------       ----------

         Total long-term liabilities                   218,600          220,500
                                                   -----------       ----------


Stockholders' equity:
  Common stock, $.01 par value;
   5,000,000 shares authorized;
   4,257,761 shares issued at July 31, 1999,
   4,232,774 shares issued at April 30,1999,
   4,067,361 shares outstanding at July 31, 1999,
   4,042,374 shares outstanding at April 30, 1999       42,578           42,328
  Capital in excess of par value                     2,727,180        2,650,332
  Unrealized holding losses (net of taxes)             (40,024)         (38,711)
  Retained earnings                                  4,262,508        4,257,047
  Treasury stock at cost; 190,400 shares at
   July 31, 1999, and April 30, 1999                  (629,699)        (629,699)
                                                   -----------       ----------

       Total stockholders' equity                    6,362,543        6,281,297
                                                   -----------       ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:         $7,438,788       $7,473,106
                                                  ============     ============

   The accompanying notes are an integral part of these consolidated financial statements.

                   ENGINEERING  MEASUREMENTS COMPANY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                     Three Months Ended July 31,
                                                          1999            1998

Sales                                                 $2,227,590      $2,469,249
Cost of sales                                          1,356,913       1,394,593
                                                       ---------       ---------
Gross margin on sales                                    870,677       1,074,656
                                                       ---------       ---------
Operating expenses:
  Selling                                                453,997         594,252
  General and administrative                             231,354         265,729
  Research and development                               237,627         160,558
                                                       ---------       ---------
Total operating expenses                                 922,978       1,020,539
                                                       ---------       ---------
Income from operations                                   (52,301)         54,117
                                                       ---------       ---------

Other income/(expense):
  Gain/(loss) on sale of stock                            14,985           9,713
  Interest (expense)                                        (164)            ---
  Other income                                            13,484          36,415
                                                       ---------       ---------
Total other income                                        28,305          46,128

Income/(loss) from operations
before income taxes                                      (23,996)        100,245

Income tax provision/(benefit)                           (29,457)         25,466
                                                       ---------       ---------
Net income/(loss)                                          5,461          74,779
                                                       =========       =========

Net earnings/(loss) per share                              $0.00           $0.02

Net earnings/(loss) per share on
a fully diluted basis                                      $0.00           $0.02
                                                       =========       =========
Weighted average number of
  shares outstanding                                   4,054,682       3,632,574
                                                       =========       =========

     The accompanying notes are an integral part of these consolidated financial statements.

                   ENGINEERING  MEASUREMENTS COMPANY
  CONSOLIDATED STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                              (Unaudited)


                                                     Three Months Ended July 31,

                                                        1999             1998
Cash flows from operating activities:
  Net income                                        $     5,461   $      74,779
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                         129,824         109,773
  Deferred tax provision/(benefit)                       (9,800)        (11,700)
  Provision for doubtful accounts                         8,156          14,154
  (Gain)/Loss on sales of investments                   (14,985)         (9,713)
  (Gain)/Loss on disposal of assets                         ---          (5,000)
  Stock compensation                                      1,000             ---
  Changes in assets and liabilities-
    Receivables                                         (48,684)       (198,199)
    Inventories                                         109,248         (31,881)
    Income taxes receivable and prepaid expenses        (17,797)         33,868
    Accounts payable and accrued liabilities           (113,664)         12,813
                                                    -----------     -----------
Net cash provided/(used) by operating activities         48,759         (11,106)
                                                    -----------     -----------

Cash flows from investing activities:
  Capital expenditures, net                             (74,118)       (208,550)
  Proceeds from/(expenditures for) note receivable        1,800         (32,531)
  Investment purchases                                 (223,972)       (135,398)
  Proceeds from sale of investments                     125,700          30,486
  Proceeds from sale of fixed assets                        ---           5,000
                                                    -----------     -----------
Net cash provided by/(used) in investing activities    (170,590)       (340,993)

                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                76,098          31,346
                                                    -----------     -----------

Net cash used in financing activities                    76,098          31,346
                                                    -----------     -----------

Net increase/(decrease) in cash and cash
equivalents                                             (45,733)       (320,753)

Cash and cash equivalents at beginning of
period                                                  697,697         940,687
                                                    -----------     -----------

    Cash and cash equivalents at end of period      $   651,964   $     619,934
                                                    ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                        $       164   $         ---
    Income taxes                                            ---           1,424

Supplemental disclosure for non cash items:
    Stock Compensation                              $     1,000   $         ---

   The accompanying notes are an integral part of these consolidated financial statements.

                  ENGINEERING  MEASUREMENTS  COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1999.


1.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                                July 31, 1999     April 30, 1999
     Raw materials and work-in-process             $1,184,515         $1,263,617
     Finished goods                                   373,248            403,394
                                                 ------------       ------------
                                                   $1,557,763         $1,667,011
                                                 ============       ============

2.  Investments

Investments are carried at fair market value. The Company's investment securities are classified as available for sale and recorded on the balance sheet at fair market value with unrealized gains and losses on these investments shown as a separate component of stockholders' equity, net of related taxes.


3.  Income Taxes

Deferred  income taxes are provided for items which are  reported  for
tax   purposes  in  different  periods  than  in  the  Statements   of
Operations.


4.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. During the quarter ended July 31, 1999, there were a total of 342,932 shares outstanding under the Company's stock option plans. Any dilutive effect of the outstanding options into common stock as of July 31, 1999, is reflected in the financial statements.

The FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, which is effective for periods ending after December 15, 1997.

                                            For the Quarter Ended July 31, 1999
                                          Income        Shares       Per-Share
                                        (Numerator)  (Denominator)     Amount

Net Income                                   $5,461

Basic EPS
Net Income available to common
stockholders                                 $5,461      4,054,682       $0.00

Effect of Dilutive Securities
Options                                           0         88,909

Diluted EPS
Income available to stockholders plus
assumed conversions                          $5,461      4,143,591       $0.00

5.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        A.  Financial Condition

The Company's net working capital increased approximately $137,000 during the three months ended July 31, 1999. The increase is primarily due to increases in accounts receivable, short term investments and prepaid expenses and decreases in accounts payable and accrued liabilities and partially offset by decreases in cash and inventory. The current ratio was 5.1 at July 31, 1999, compared to
4.4 at April 30, 1999.

Cash and cash equivalents decreased approximately $46,000 at July 31, 1999, compared to April 30, 1999. The change in cash is due primarily to net investment purchases of approximately $98,000, increases in receivables of approximately $47,000, capital expenditures of approximately $74,000 and reductions of accounts payable and accrued liabilities of approximately $115,000 during the period. The Company intends to continue investing excess cash in investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $47,000 at July 31, 1999, due to higher sales. The Days Sales Outstanding (DSO) improved to 48.1 days for the three months ended July 31, 1999, compared to
54.3 days for the year ended April 30, 1999.

Inventories decreased approximately $109,000 in the first three months of the fiscal year. The inventory turnover ratio for the three months ended July 31, decreased to 1.38 compared to 1.84 in fiscal 1999.
Management will continue to review inventory levels in order to optimize shipments.

The Company currently has no loans outstanding. The Company does not expect any material capital expenditures in the next six months and anticipates all cash needs will be satisfied from operations. The Company has a $500,000 revolving line of credit with Norwest Bank Colorado through September 1999. The Company intends to renew the letter of credit , and is currently in negotiation with Norwest Bank. The Company currently has no outstanding loan balance on the line of credit.

                       B.  Results of Operations

              Three months ended July 31, 1999, compared
                to the three months ended July 31, 1998

Sales were approximately $241,000 lower in 1999 compared to 1998, a 9.8% decrease, due to lower demand throughout the domestic flowmeter market. The Company's order backlog is lower at July 31, 1999, at approximately $1,133,000, compared to $1,434,000 at July 31, 1998.

Gross profit decreased by approximately $204,000 to 39.0% of sales in 1999 compared to 43.5% in 1998. Labor was 5% higher due to lower volume and a more labor intensive product mix; material cost was down 2% and overhead was up 2%, again due to product mix. Operating expenses are down approximately $98,000 from last year due to decreased selling and general and administrative costs. Research and development expenses were up approximately $77,000 over the same period in the prior year. Income from operations decreased approximately $106,000 for the three months ended July 31, 1999, compared to the same period a year ago.

The Company recognized gains of approximately $15,000 from the sale of stock for the three months ended July 31, 1999, compared to approximately $10,000 for the three months ended July 31, 1998.

Other income for the three months ended July 31, 1999, decreased approximately $18,000 to approximately $28,000 due to lower interest income from high grade investment securities, and the absence of gains on the disposal of fixed assets and of miscellaneous income recognized
in the period ending July 31, 1998.   The Company had no interest
expense attributable to debt in the periods ending July 31, 1999, and 1998, respectively.

The income tax benefit for the three months ended July 31, 1999, was approximately $29,000 compared to an income tax provision of
approximately $25,000 for the same period in 1998.   The impact of
deferred tax items and the impact of stock option exercises on the Company's taxes resulted in current tax benefit applicable to pretax income of approximately 122.8% in 1999. The income tax expense rate in the comparable period in 1998 was 25.4%.

Net cash provided by operating activities was $48,759 for the three months ended July 31, 1999.


                         Year 2000 Compliance

Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900 (this is commonly known as the `Year 2000 Problem' or `Y2K' problem). The Company replaced its inventory and financial software in fiscal year 1998 with a system which is Year 2000 compliant. The Company has evaluated its other internal-use software and hardware for Year 2000 compliance, and has implemented a plan to replace all non-compliant items either through upgrade or replacement. The planned completion date for this task is October 31, 1999, and the cost of remaining upgrades/replacements is anticipated to be approximately $30,000.

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

                     PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended July 31, 1999.

B.  Reports on Form 8-K

    None filed in the quarter ended July 31, 1999.

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

                                      ENGINEERING MEASUREMENTS COMPANY
                                                            Registrant





Date: September 14, 1999                 By: /s/Charles E. Miller
                                             Charles E. Miller, Chairman
                                             (Principal Financial Officer
                                              and Chief Accounting Officer)