Form 10QSB
period 1999-10-31
ENGINEERING MEASUREMENTS CO
filed 1999-12-15
CIK 205303

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended:  October 31, 1999
                                   or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from        to       .

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

                              Yes    X       No        .


The number of shares outstanding of Registrant's $.01 par value common stock, as of December 2, 1999, was 4,087,886.

Transitional Small Business Disclosure Format.

                              Yes             No     X  .

                              PART I - FINANCIAL INFORMATION
                              Item 1. Financial Statements
                                        (Unaudited)

                                          ASSETS

                                        October 31,1999      April 30,1999
Current assets:
  Cash and cash equivalents                   $478,493           $697,697
  Accounts receivable, net of  allowance
   for doubtful accounts and allowance
   for sales returns of $101,210 at
   October 31, 1999 and $75,990
   April 30, 1999                            1,406,069          1,097,330
  Short-term investments                       657,409            556,288
  Inventories                                1,379,434          1,667,011
  Prepaid expenses                              65,642             31,757
  Deferred income taxes                        297,694            260,649
                                            ----------          ---------
         Total current assets                4,284,741          4,310,732
                                            ----------          ---------
Property and equipment, at cost:
  Land                                         568,940            568,940
  Building & improvements                    1,661,870          1,624,950
  Vehicles                                      22,196             22,196
  Machinery and equipment                    4,340,390          4,099,524
  Office furniture and fixtures              1,347,630          1,301,489
                                            ----------          ---------
                                             7,941,026          7,617,099

  Less accumulated depreciation             (4,976,354)        (4,725,996)
                                            ----------         ----------
         Net property and equipment          2,964,672          2,891,103
                                            ----------          ---------

Other assets
  Note receivable                                  ---            138,920
Other assets, net of amortization of
  $112,019 at October 31, 1999 and
  $103,306 at April 31, 1999                   280,371            132,351

                                            ----------           --------
Total other assets                             280,371            271,271

TOTAL ASSETS:                               $7,529,784         $7,473,106
                                          ============       ============


The accompanying notes are an integral part of these financial statements.
                              (Continued)

                    ENGINEERING  MEASUREMENTS COMPANY
                              BALANCE SHEETS
                              (Unaudited)

                   LIABILITIES AND STOCKHOLDERS EQUITY

                                               October 31, 1999  April 30, 1999

Current liabilities:
  Accounts payable                                     $324,559        $320,853
  Accrued compensation                                  254,821         278,238
  Accrued liabilities                                   385,943         372,218
                                                   ------------    ------------
         Total current liabilities                      965,323         971,309
                                                   ------------    ------------
Long-term liabilities:
  Deferred income taxes                                 220,100         220,500
                                                   ------------    ------------
         Total long-term liabilities                    220,100         220,500
                                                   ------------    ------------

Stockholders' equity:
  Common stock, $.01 par value;
    5,000,000 shares authorized;
    4,260,261 shares issued at October 31,1999,
    4,232,774 shares issued at April 30, 1999,
    4,069,861 shares outstanding at October 31, 1999,
    4,042,374 shares outstanding at April 30, 1999,      42,603          42,328
  Capital in excess of par value                      2,761,155       2,650,332
  Unrealized holding losses (net of taxes)             (102,908)        (38,711)
  Retained earnings                                   4,273,210       4,257,047
  Treasury stock at cost; 190,400 shares at
   October 31, 1999, and April 30, 1999                (629,699)       (629,699)
                                                   ------------    ------------
         Total stockholders' equity                   6,344,361       6,281,297
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY:           $7,529,784      $7,473,106
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                             ENGINEERING  MEASUREMENTS COMPANY
                                  STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                     Three Months Ended              Six Months Ended
                                         October 31,                    October 31,

                                      1999         1998                1999        1998
Sales                              $2,452,300   $2,479,486       $4,679,890  $4,948,735
Cost of sales                       1,457,149    1,489,431        2,814,062   2,884,024
                                  -----------   ----------      -----------   ---------
Gross margin on sales                 995,151      990,055        1,865,828   2,064,711
                                  -----------   ----------      -----------   ---------
Operating expenses:
  Selling                             506,236      534,641          960,233   1,128,893
  General and administrative          211,142      221,604          442,496     487,333
  Research and development            222,192      173,280          459,819     333,838
                                  -----------   ----------      -----------   ---------
Total operating expenses              939,570      929,525        1,862,548   1,950,064
                                  -----------   ----------      -----------   ---------
Income from operations                 55,581       60,530            3,280     114,647
                                  -----------   ----------      -----------   ---------
Other income/(expense):
 Gain on sale of stock                  1,395        3,714           16,380      13,427
 Interest expense                        (110)        (204)            (274)       (204)
 Other income                          14,882       28,869           28,366      65,284
                                  -----------   ----------      -----------   ---------
Total other income                     16,167       32,379           44,472      78,507

Income from operations before
 income taxes                          71,748       92,909           47,752     193,154

Income tax provision                   61,046        7,640           31,589      33,106
                                  -----------   ----------      -----------   ---------
Net income                            $10,702      $85,269          $16,163    $160,048
                                  ===========   ==========      ===========   =========
Other comprehensive income
 Unrealized holding gain/(loss)       (62,884)     (14,997)         (64,197)    (30,667)
 Tax benefit of stock option
  exercise                             22,000            0           22,000           0
                                  -----------   ----------      -----------   ---------
Comprehensive income (loss)          ($30,182)     $70,272         ($26,034)   $129,381
                                  ===========   ==========      ===========   =========

Net earnings per share                  $0.00        $0.02            $0.00       $0.04

Net earnings per share on
 a fully diluted basis                  $0.00        $0.02            $0.00       $0.04
                                  ===========   ==========       ==========   =========
Weighted average number of
 shares outstanding                 4,068,194    4,021,237        4,061,438   4,010,282
                                  ===========   ==========       ==========   =========

  The accompanying notes are an integral part of these financial statements.

                                ENGINEERING  MEASUREMENTS COMPANY
                     STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                        (Unaudited)

                                                   Six Months Ended October 31,
                                                         1999            1998
Cash flows from operating activities:
 Net income                                       $     16,163     $   160,048
 Adjustments to reconcile net income to
  net cash provided by operating activities--
 Depreciation and amortization                         262,147         227,291
 Deferred tax provision/(benefit)                        3,600         (45,700)
 Provision for doubtful accounts                        25,220           2,806
 (Gain)/Loss on sales of investments                   (16,380)        (13,427)
 (Gain)/Loss on disposal of assets                       ---            (5,000)
 Stock compensation                                      1,000           ---
 Changes in assets and liabilities-
  Receivables                                         (333,959)        (80,879)
  Inventories                                          287,577        (102,484)
  Income taxes receivable and prepaid expenses         (33,885)         18,666
   Accounts payable and accrued liabilities             (5,986)        461,654
                                                    -----------     ----------
Net cash provided/(used) by operating activities       205,497         622,975
                                                    -----------     ----------
Cash flows from investing activities:
 Capital expenditures, net                            (323,927)       (701,514)
 Expenditures for intangible assets                    (22,689)           ---
 Proceeds from/(expenditures for) note receivable        1,800         (51,297)
 Investment purchases                                 (499,623)       (187,220)
 Proceeds from sale of investments                     309,640         275,292
 Proceeds from sale of fixed assets                       ---            5,000
                                                    -----------     ----------
Net cash provided by/(used) in investing activities   (534,799)       (659,739)
                                                    -----------     ----------
Cash flows from financing activities:
 Proceeds from exercise of stock options                 88,098         87,814
 Tax benefit of stock options exercised                  22,000          ---
                                                    -----------     ----------

Net cash used in financing activities                   110,098         87,814
                                                    -----------     ----------
Net increase/(decrease) in cash and cash equivalents   (219,204)        51,050


Cash and cash equivalents at beginning of period        697,697        940,687
                                                    -----------     ----------

Cash and cash equivalents at end of period        $     478,493     $  991,737
Supplemental disclosure of cash flow information:
 Cash paid during period for--
  Interest                                        $         274     $      204
  Income taxes                                            6,335          2,048
Supplemental disclosure for non cash items:
 Stock Compensation                               $       1,000             -

  The accompanying notes are an integral part of these financial statements.

                    ENGINEERING  MEASUREMENTS  COMPANY

                       NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1999.


1.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                        October 31, 1999       April 30, 1999
     Raw materials and work-in-process       $1,060,867           $1,263,617
     Finished goods                             318,567              403,394
                                           ------------         ------------
                                             $1,379,434           $1,667,011
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


4.  Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. During the six months ended October 31, 1999, there were a total of 340,432 shares outstanding under the Company's stock option plans. Any dilutive effect of the outstanding options into common stock as of October 31, 1999, is reflected in the financial statements.

The FASB issued Statements of Financial Accounting Standards (SFAS) 128, Earnings per Share, which is effective for periods ending after December 15, 1997.

                                       For the Six Months Ended October 31, 1999
                                              Income        Shares     Per-Share
                                            (Numerator)  (Denominator)   Amount

Net Income                                     $16,163

Basic EPS
Net Income available to common stockholders    $16,163     4,061,438      $0.00


Effect of Dilutive Securities Options                0        94,599

Diluted EPS
Income available to stockholders plus
 assumed conversions                           $16,163     4,156,037      $0.00

5.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

6. Segment Information

EMCO's core business has been, and continues to be, in the manufacture of flow measurement devices and systems segment, SIC Code No. 3823. In the past, EMCO has reported all of its operations in this segment. Effective with this filing of the Company's 10-QSB, EMCO adopts SFAS 131 related to reporting for segments of the business. EMCO's contract electronics manufacturing (CEM) division, operating under the trade name Advanced Technology Group (ATG), comes within the definition of SIC Code No. 3672. ATG sales (all domestic) for the three and six month periods ending October 31, 1999, exceeded 10% of the total Company's sales which triggered the requirement to report information by segments.

The information reported below is similar to information used by the management and directors of the company to assess the performance of the operating segments and/or to allocate resources to those segments. This information is based upon the Company's books, contains no inter-segment revenues and utilizes estimated allocations of expenses and assets. Segment profits are computed at the same level as income from operations on the Statement of Operations. Segment assets for ATG are for directly purchased long term equipment and do not reflect any allocation of the building or other assets such as cash, accounts receivable or inventory. This information has not been audited.

                                                FY 2000                                   FY 1999
                                                Contract                                  Contract
                                                Electronics                               Electronics
                                 Flow Products  Manufacturing   Totals     Flow Products  Manufacturing   Totals

Six Months Ended October 31:
Revenues                           4,113,757        566,133   4,679,890       4,606,792      341,943     4,948,735
Depreciation & Amortization          191,365         70,782     262,147         193,761       33,530       227,291
Segment Profits                      (72,231)        75,511       3,280          80,762       33,885       114,647
Segment Assets                     7,013,789        515,995   7,529,784       7,251,915      553,355     7,805,270
Expenditures for Segment Assets      268,090         55,837     323,927         337,598      363,916       701,514

Three months ended October 31:
Revenues                           2,169,637        282,663   2,452,300       2,300,575      178,911     2,479,486
Depreciation & Amortization           96,616         35,707     132,323          97,710       19,808       117,518
Segment Profits                       17,614         37,967      55,581          76,068     (15,538)        60,530
Segment Assets                     7,013,789        515,995   7,529,784       7,251,915      553,355     7,805,270
Expenditures for Segment Assets      196,760         53,049     249,809         129,048      363,916       492,964


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    A.  Financial Condition

The Company's net working capital decreased approximately $20,000 during the six months ended October 31, 1999. The decrease is primarily due to decreases in cash and inventory offset by increases in accounts receivable, short term investments. The current ratio was at 4.4 at both October 31, 1999 and April 30, 1999.

Cash and cash equivalents decreased approximately $219,000 at October 31, 1999, compared to April 30, 1999. Net investment purchases of approximately $190,000 and capital and intangibles expenditures of approximately $346,000 were the principal consumers of cash during the period. Cash from operations of approximately $227,000 and proceeds from stock option exercises of approximately $88,000 were the primary sources of cash during the first six months of the fiscal year. The Company intends to continue investing excess cash in investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $334,000 at October 31, 1999, due to higher sales. The Days Sales Outstanding (DSO) improved to 48.7 days for the six months ended October 31, 1999, compared to 54.3 days for the year ended April 30, 1999.

Inventories decreased approximately $288,000 in the first six months of the fiscal year. The inventory turnover ratio for the six months ended October 31, decreased to 1.54 compared to 1.84 in fiscal 1999. Management will continue to review inventory levels in order to optimize shipments.

The Company currently has no loans outstanding. The Company does not expect any material capital expenditures in the next six months and anticipates all cash needs will be satisfied from operations. The Company has renewed its $500,000 revolving line of credit with Norwest Bank Colorado through September 2000.
The Company currently has no outstanding loan balance on the line of credit.

                          B.  Results of Operations

                  Six months ended October 31, 1999, compared
                    To the six months ended October 31, 1998

Sales for the six months ended October 31, 1999, were approximately $269,000 less than the six months ended October 31, 1998. The decline in sales is attributable to reduced domestic sales of flowmeter and digital valve products partially offset by increases in sales of contract electronics manufacturing services. Order backlog at October 31, 1999 is approximately $1,197,000 compare to $1,538,000 at October 31, 1998. The decrease in backlog is attributable to the Company's emphasis on reducing lead times as well as reflecting the reduced level of orders.

Gross profit is down approximately $199,000 from the same period a year ago to 39.9% of sales from 41.7% of sales in the period ending October 31, 1998. Decreases in material costs as a percent of sales of 2.1% from the same period in 1998 reflect the increase in sales of the contract electronics manufacturing
(ATG) operation in the product mix. This is also reflected in the increase in labor of 3.1% and overhead of 1.3% from 1998 to 1999.

Operating expenses decreased approximately $88,000 from the same period a year earlier. Reduced spending for selling and general and administrative expenses more than offset a nearly $126,000 increase in engineering expenses. Income from operations is approximately $3,000 in the six months ended October 31, 1999, compared to approximately $115,000 for the six months ended October 31, 1998, reflecting the decrease in gross profit.

Other income for the six months ended October 31, 1999, was approximately $44,000 compared to approximately $79,000 in the same six month period a year ago.

The income tax provision for the six month period ending October 31, 1999, was approximately $32,000 compared to approximately $33,000 for the same period in 1998. The impact of deferred tax items and additional taxes for the year ended April 30, 1999, resulted in a current tax rate of approximately 66.2% for the six months ended October 31, 1999, while the impact of deferred tax items and tax refunds resulted in a tax rate of approximately 17.1% for the six months ended October 31, 1998.

Net cash provided by operating activities was $205,497 for the six months ended October 31, 1999.


               Three months ended October 31, 1999, compared
                to the three months ended October 31, 1998

Sales were approximately $27,000 lower in 1999 compared to 1998, a 1.1% decrease, due to lower demand throughout the domestic flowmeter market.

Gross profit increased by approximately $5,000 to 40.6% of sales in 1999 compared to 39.9% in 1998. Labor was 1% higher due to lower volume and a more labor intensive product mix; material cost was down 2.0% and overhead was up .3%, again due to product mix.

Operating expenses have increased approximately $10,000 from last year due to increased research and development costs and partially offset by decreased selling and general and administrative costs. Research and development expenses increased approximately $49,000 over the same period in the prior year. Income from operations decreased approximately $5,000 for the three months ended October 31, 1999, compared to the same period a year ago.

Other income for the three months ended October 31, 1999, decreased approximately $16,000 or 50% to $32,000 primarily due to lower interest income from high grade investment securities, than in the period ending October 31,
1998.   The Company had no interest expense attributable to debt in the periods ending October 31, 1999, and 1998, respectively.

The income tax provision for the three months ended October 31, 1999, was approximately $39,000 compared to an income tax provision of approximately
$8,000 for the same period in 1998.   The impact of deferred tax items and the
impact of final adjustments on the Company's fiscal year 1999 tax returns resulted in current tax rate of approximately 54.4% in 1999. The income tax expense rate in the comparable period in 1998 was 8.2% due to the impact of deferred tax items and the impact of income tax refunds.


                              Year 2000 Compliance

Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900 (this is commonly known as the `Year 2000 Problem' or `Y2K' problem). The Company replaced its inventory and financial software in fiscal year 1998 with
a system which is Year 2000 compliant.   The Company has evaluated its other
internal-use software and hardware for Year 2000 compliance, and has implemented a plan to replace all non-compliant items either through upgrade or replacement. The planned completion date for this task is December 15, 1999, and the cost of remaining upgrades/replacements is anticipated to be approximately $15,000.

The Company may be vulnerable to the failure of other companies to be Year 2000 compliant. The Company has been assessing whether third parties with whom the Company has material relationships are Year 2000 compliant. The Company is also evaluating its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not become Year 2000 compliant.
The same analysis is also being made for significant customers.

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




PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended October 31, 1999.

B.  Reports on Form 8-K

    None filed in the quarter ended October 31, 1999.

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

                                              ENGINEERING MEASUREMENTS COMPANY
                                                                    Registrant





Date: December 15, 1999                      By:  /s/ Charles E. Miller
                                             Charles E. Miller, Chairman
                                                (Principal Financial Officer
                                                 and Chief Accounting Officer)







December 15, 1999

ENGINEERING MEASUREMENTS COMPANY
(NASDAQ SYMBOL:  EMCO)
First Quarter Results
Corporate Contact: Charles E. Miller
                           (303)651-0550


Longmont, Colorado: Engineering Measurements Company announced today net income of $10,702 or $.00 per share for the second quarter ended October 31, 1999.
Net income for the six month period ended October 31, 1999, was $16,163, also $.00 per share. This compares to net income for the three-month and six-month periods last year of $85,269 ($.02 per share) and $160,048 ($.04 per share), respectively. Sales for the quarter were approximately $2.45 million; compared to sales of approximately $2.48 million for the same period last year. Six month year to date sales were approximately $4.68 million, or approximately 5.5% less than the year earlier period.




        E N G I N E E R I N G   M E A S U R E M E N T S   C O M P A N Y
                                 Operating Results

                                      Three Months Ended       Six Months Ended
                                          October 31,             October 31,
                                       1999        1998        1999         1998
Net sales                           $2,452,300  $2,479,486  $4,679,890  $4,948,735

Income from operations before taxes     71,748      92,909      47,752     193,154

Income                                  10,702      85,269      16,163     160,048

Net earnings per share                    $.00        $.02        $.00        $.04

Number of shares outstanding         4,068,194   4,021,237   4,061,438   4,010,282
                                     =========   =========   =========   =========