Form 10QSB
period 2000-01-31
ENGINEERING MEASUREMENTS CO
filed 2000-03-16
CIK 205303

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended:  January 31, 2000
                                    or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from        to       .

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


Registrant's telephone number, including area code: (303) 651-0550

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X       No ____.

The number of shares outstanding of Registrant's $.01 par value common stock, as of March 1, 2000, was 4,110,549.

Transitional Small Business Disclosure Format.

                        Yes             No     X  .

                      PART I - FINANCIAL INFORMATION
                       Item 1. Financial Statements
                                (Unaudited)


                                  ASSETS

                                                 January 31,2000 April 30,1999

Current assets:
  Cash and cash equivalents                             $667,030      $697,697
  Accounts receivable,net of allowance for doubtful
    accounts and allowance for sales returns of
    $86,435 at January 31, 2000 and $75,990 at
    April 30, 1999                                     1,185,110     1,097,330
  Short-term investments                                 636,021       556,288
  Inventories                                          1,449,293     1,667,011
  Prepaid expenses                                        58,682        31,757
  Income taxes receivable                                 50,589             0
  Deferred income taxes                                  302,412       260,649
                                                       ---------     ---------
     Total current assets                              4,349,137     4,310,732
                                                       ---------     ---------

Property and equipment, at cost:
  Land                                                   568,940       568,940
  Building & improvements                              1,650,514     1,624,950
  Vehicles                                                22,196        22,196
  Machinery and equipment                              4,326,656     4,099,524
  Office furniture and fixtures                        1,252,259     1,301,489
                                                       ---------     ---------
                                                       7,820,565     7,617,099

  Less accumulated depreciation                      (4,800,351)   (4,725,996)
                                                     -----------   -----------
         Net property and equipment                    3,020,214     2,891,103
                                                     -----------   -----------

Other assets
  Note receivable                                              0       138,920
  Other assets, net of amortization of $119,341
  at January 31, 2000 and $103,306 at April 30, 1999     294,272       132,351
                                                       ---------     ---------
          Total other assets                             294,272       271,271
                                                       ---------     ---------
TOTAL ASSETS                                          $7,663,623    $7,473,106
                                                      ==========    ==========

 The accompanying notes are an integral part of these financial statements.
                                (Continued)

                     ENGINEERING  MEASUREMENTS COMPANY
                              BALANCE SHEETS
                                (Unaudited)


 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 January 31, 2000 April 30, 1999


Current liabilities:
  Accounts payable                                       $400,200      $320,853
  Accrued compensation                                    273,699       278,238
  Accrued liabilities                                     337,198       372,218
                                                         --------      --------
     Total current liabilities                          1,011,097       971,309
                                                        ---------      --------

Long-term liabilities:
  Deferred income taxes                                   219,200       220,500
                                                         --------      --------

         Total long-term liabilities                      219,200       220,500
                                                         --------      --------


Stockholders' equity:
  Common stock, $.01 par value;
    15,000,000 shares authorized;
    4,284,949 shares issued at January 31, 2000,
    4,232,774 shares issued at April 30, 1999,
    4,094,549 shares outstanding at January 31, 2000,
    4,042,374 shares outstanding at April 30, 1999,        42,849        42,328
  Capital in excess of par value                        2,868,711     2,650,332
  Unrealized holding losses (net of taxes)               (112,789)      (38,711)
  Retained earnings                                     4,264,254     4,257,047
  Treasury stock at cost; 190,400 shares at
    January 31, 2000, and April 30, 1999                 (629,699)     (629,699)
                                                        ---------     ---------

      Total stockholders' equity                        6,433,326     6,281,297
                                                        ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS'                    $7,663,623    $7,473,106
EQUITY
                                                       ==========    ==========


 The accompanying notes are an integral part of these financial statements.

                     ENGINEERING  MEASUREMENTS COMPANY
               STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                     January 31,               January 31,

                                  2000        1999          2000        1999



Sales                         $2,142,267  $2,605,677     $6,822,157  $7,554,412
Cost of sales                  1,303,737   1,550,189      4,117,799   4,434,213
                              ----------   ---------     ----------   ---------
Gross margin on sales            838,530   1,055,488      2,704,358   3,120,199
                              ----------   ---------     ----------   ---------
Operating expenses:
  Selling                        449,174     527,116      1,409,407   1,656,009
  General and administrative     205,002     234,007        647,498     721,340
  Research and development       212,848     197,621        672,667     531,459
                              ----------   ---------     ----------   ---------
Total operating expenses         867,024     958,744      2,729,572   2,908,808
                              ----------   ---------     ----------   ---------
                                 (28,494)     96,744        (25,214)    211,391
                              ----------   ---------     ----------   ---------
Other income/(expense):
  Gain/(loss) on sale of stock         0       3,182         16,380      16,609
  Interest expense                   (15)        (60)          (289)       (264)
  Other income                    16,563      29,163         44,929      94,447
                              ----------   ---------     ----------   ---------
Total other income                16,548      32,285         61,020     110,792

Other income/(loss) from
operations before income taxes   (11,946)    129,029         35,806     322,183
Income tax
provision/(benefit)               (2,990)     49,329         28,599      82,435
                              ----------   ---------     ----------   ---------
Net income/(loss)                 (8,956)     79,700         $7,207    $239,748
                                  ======      ======          =====     =======

Other comprehensive income
 Unrealized holding gain/(loss)   (9,881)     (3,524)       (74,078)    (34,191)

 Tax benefit of stock
 option exercise                  32,000          0          54,000           0
                            ------------   ---------     ----------   ---------
Comprehensive income (loss)       13,163      76,176        (12,871)    205,557
                                  ======      ======         ======     =======

Net earnings/(loss) per share      $0.00       $0.02          $0.00       $0.06

 Net earnings/(loss) per share
   on a fully  diluted basis       $0.00       $0.02          $0.00       $0.06
                                   =====       =====          =====       =====
Weighted average number of
  shares outstanding           4,093,232   4,026,237      4,072,036   4,015,600
                               =========   =========      =========   =========

                     ENGINEERING  MEASUREMENTS COMPANY
           STATEMENTS OF CASH FLOWS: INCREASE/(DECREASE) IN CASH
                                (Unaudited)

                                                  Nine Months Ended January 31,

                                                        2000              1999
Cash flows from operating activities:
  Net income                                        $     7,207      $  239,748
  Adjustments to reconcile net income to
   net cash provided by operating activities--
  Depreciation and amortization                         401,279         353,436
  Deferred tax provision/(benefit)                        4,300          14,900
  Provision for doubtful accounts                        10,445           3,138
  (Gain)/Loss on sales of investments                   (16,380)        (16,609)
  (Gain)/Loss on disposal of assets                      (2,790)         (9,600)
  Stock compensation                                      1,000             ---
  Changes in assets and liabilities-
    Receivables                                         (98,225)        (38,585)
    Inventories                                         217,718        (178,749)
    Income taxes receivable and prepaid expenses        (77,514)         48,644
     Accounts payable and accrued liabilities            39,788          61,503
                                                      ---------       ---------

Net cash provided/(used) by operating activities        486,828         477,826
                                                      ---------       ---------

Cash flows from investing activities:
  Capital expenditures, net                            (509,110)       (720,034)
  Expenditures for intangible assets                    (44,836)         (4,000)
  Proceeds from/(expenditures for) note receivable        1,800         (77,155)
  Investment purchases                                 (499,623)       (716,028)
  Proceeds from sale of investments                     314,829         545,243
  Proceeds from sale of fixed assets                      1,545           9,600
                                                      ---------       ---------
Net cash provided by/(used) in investing activities    (735,395)       (962,374)
                                                      ---------        ---------

Cash flows from financing activities:
  Proceeds from exercise of stock options               217,900         147,814
                                                       --------         --------

Net cash used in financing activities                   217,900         147,814
                                                       --------         --------
Net increase/(decrease) in cash and cash
 equivalents                                            (30,667)       (336,734)

Cash and cash equivalents at beginning of period        697,697         940,687
                                                       --------         -------
Cash and cash equivalents at end of period         $    667,030     $   603,953
                                                       ========         ========
Supplemental disclosure of cash
flow information:
  Cash paid during period for--
    Interest                                       $        289      $      264
    Income taxes                                         24,446           3,428

Supplemental disclosure for non cash items:
   Stock Compensation                              $      1,000               -

 The accompanying notes are an integral part of these financial statements.

                                Part 5 of 12

                    ENGINEERING  MEASUREMENTS  COMPANY

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1999.


1.  Inventories

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:


                                         January 31, 2000     April 30, 1999
     Raw materials and work-in-process        $1,141,493         $1,263,617
     Finished goods                              307,800            403,394
                                              ----------         ----------
                                              $1,449,293         $1,667,011
                                              ==========         ==========

2.  Investments

Investments are carried at fair market value. The Company's investment securities are classified as available for sale and recorded on the balance sheet at fair market value with unrealized gains and losses on these investments shown as a separate component of stockholders' equity, net of
related  taxes.   The impact of these unrealized gains and losses,  net  of
related taxes, is shown as a part of other comprehensive income on the statements of income and comprehensive income.


3.  Income Taxes

Deferred income taxes are provided for items which are reported for tax purposes in different periods than in the Statements of Operations.


4.  Revenue Recognition

Revenue from manufactured products is recognized at the time of shipment to the customer. Service revenue is recognized at the time of shipment of goods or delivery of services to the customer. The sale price is fixed at the time of shipment or delivery of the service and all risks transfer to
the customer at that point.   Commissioned sales representatives do not
stock product.   Returns, exchanges and restock charges are handled on a
case-by-case basis.


5.  Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. During the nine months ended January 31, 2000, there were a total of 317,095 shares outstanding under the Company's stock option plans. Any dilutive effect of the outstanding options into common stock as of January 31, 2000, is reflected in the financial statements.

                                      For the Nine Months Ended January 31, 2000

                                                Income     Shares      Per-Share
                                            (Numerator)  (Denominator)   Amount

Net Income                                      $ 7,207

Basic EPS
Net Income available to common stockholders     $ 7,207     4,072,036      $0.00


Effect of Dilutive Securities Options                 0       123,777


Diluted EPS
Income available to stockholders plus           $ 7,207     4,195,813      $0.00
assumed conversions

There were no anti-dilutive securities at January 31, 2000.

6.  Changes in Accounting Principles

There have been no changes in accounting principles during these reporting periods.

7. Segment Information

EMCO's core business has been, and continues to be, in the manufacture of flow measurement devices and systems segment, SIC Code No. 3823. In the past, EMCO has reported all of its operations in this segment. Effective with the filing of the Company's 10-QSB for the period ending October 31, 1999, EMCO adopted SFAS 131 related to reporting for segments of the business. EMCO's contract electronics manufacturing (CEM) division, operating under the trade name Advanced Technology Group (ATG), comes within the definition of SIC Code No. 3672. ATG sales (all domestic) for the three and nine month periods ending January 31, 2000, exceeded 10% of the total Company's sales which triggered the requirement to report information by segments.

The information reported below is similar to information used by the management and directors of the company to assess the performance of the operating segments and/or to allocate resources to those segments. This information is based upon the Company's books, contains no inter-segment revenues and utilizes estimated allocations of expenses and assets. Segment profits (losses) are computed at the same level as income from operations on the Statements of Income and Comprehensive Income. Segment assets for ATG are for directly purchased long term equipment and do not reflect any allocation of the building or other assets such as cash, accounts receivable or inventory.

                                             FY 2000                                  FY 1999
                                             Contract                                 Contract
                                  Flow       Electronics                  Flow        Electronics
                                  Products   Manufacturing     Totals     Products    Manufacturing   Totals

Nine Months Ended January 31:
 Revenues                         6,028,684      793,473     6,822,157    6,975,292      579,120     7,554,412
Depreciation & Amortization         293,805      107,474       401,279      273,605       79,831       353,436
Segment Profits(Losses)            (107,055)      81,841       (25,214)     150,389       61,002       211,391
Segment Assets                    7,168,301      495,322     7,663,623    7,076,893      526,102     7,602,995
Expenditures for Segment Assets     437,254       71,856       509,110      349,841      370,193       720,034


Three months ended January 31:
Revenues                          1,914,927      227,340     2,142,267    2,368,500      237,177     2,605,677
Depreciation & Amortization         102,440       36,692       139,132       92,615       33,530       126,145
Segment Profits (Losses)             (4,824)     (23,670)      (28,494)      69,627       27,117        96,744
Segment Assets                    7,168,311      495,322     7,663,623    7,076,893      526,102     7,602,995
Expenditures for Segment Assets     169,163       16,020       185,183       12,243        6,277        18,520

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          A.  Financial Condition

The Company's net working capital decreased approximately $1,000 during the nine months ended January 31, 2000. The most significant items impacting working capital in this period are decreases in inventory offset by increases in accounts receivable, short term investments, deferred income tax assets, income taxes receivable and accounts payable. The current ratio was at 4.3 at January 31, 2000 and 4.4 April 30, 1999.

Cash and cash equivalents decreased approximately $31,000 at January 31, 2000, compared to April 30, 1999. Net investment purchases of approximately $185,000 and capital and intangibles expenditures of approximately $554,000 were the principal consumers of cash during the period. Cash from operations of approximately $487,000 and proceeds from stock option exercises of approximately $218,000 were the primary sources of cash during the first nine months of the fiscal year. The Company intends to continue investing excess cash in investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $88,000 at January 31, 2000, due to higher sales than the quarter ended April 30, 1999. The Days Sales Outstanding (DSO) improved to 49.2 days for the nine months ended January 31, 2000, compared to 54.3 days for the year ended April 30, 1999.

Inventories decreased approximately $218,000 in the first nine months of the fiscal year. The inventory turnover ratio for the nine months ended January 31, decreased to 1.45 compared to 1.84 in fiscal 1999. Inventory turns have decreased while inventory levels have also decreased, reflecting the decrease in sales of flow products and the growth of the contract electronics manufacturing business, which, to date, has not required the Company to buy and hold inventory. Management will continue to review inventory levels in order to optimize shipments.

The Company had a note receivable of $138,920 at April 30, 1999, with an unaffiliated third party to provide financing for the development of a new flowmeter technology. The Company exercised the option to purchase the undivided one-half interest of the developed technology for the balance of the receivable during May 1999. This undivided one-half interest of the developed technology is reflected on the balance sheet within "Other assets" and will be amortized over its expected life.

The Company currently has no loans outstanding. The Company does not expect any material capital expenditures in the next six months and anticipates all cash needs will be satisfied from operations. The Company has renewed its $500,000 revolving line of credit with Norwest Bank Colorado through September 2000. The Company currently has no outstanding loan balance on the line of credit.

                         B.  Results of Operations

               Nine months ended January 31, 2000, compared
                 to the nine months ended January 31, 1999

Sales for the nine months ended January 31, 2000, were approximately $732,000 less than the nine months ended January 31, 1999. The decline in sales is attributable to reduced worldwide sales of flowmeters and digital valve products of approximately $947,000 partially offset by increases in sales of contract electronics manufacturing services of approximately $214,000. The Company introduced and shipped its first Sono-TrakTM transit time ultrasonic flowmeters in the third quarter. Order backlog for all products at January 31, 2000, is approximately $1,124,000 compared to $1,361,000 at January 31, 1999. The decrease in backlog is attributable to the Company's emphasis on reducing lead times as well as reflecting the reduced level of orders.

Gross profit is down approximately $416,000 from the same period a year ago to 39.6% of sales from 41.3% of sales for the period ending January 31, 2000. Decreases in material cost as a percentage of revenue were more than offset by increases in labor and overhead. Decreases in material costs as a percent of sales of 2.7% from the same period in 1999 reflect the lower sales of flow products and increases in sales of the contract electronics manufacturing (ATG) operation. ATG operations to date have consisted almost entirely of labor and capital. As a result of this change in product mix, the Company has also seen increases in labor of 3.4% and overhead of 1.0% from 1999 to 2000.

Operating expenses decreased approximately $179,000 from the same period a year earlier. Reduced selling expenses of approximately $247,000, are the result of lower commissions from reduced sales levels, reduced spending on promotional activities and fewer personnel. General and administrative expenses are lower by approximately $74,000, primarily due to personnel reassigned to sales and marketing activities. These reductions are offset by a $142,000 increase in engineering expenses, attributable to new product
development costs.   The loss from operations is approximately $25,000 in
the nine months ended January 31, 2000, compared to a profit from operations of approximately $211,000 for the nine months ended January 31, 1999, reflecting the decrease in gross profit.

Other income for the nine months ended January 31, 2000, was approximately $61,000 compared to approximately $111,000 in the same nine month period a year ago. Reduced interest income of approximately $34,000 as a result of a shift in investment strategy and lower gains from asset disposals ($8,000) and miscellaneous income ($16,000) account for this change.

The income tax provision for the nine month period ending January 31, 2000, was approximately $29,000 compared to approximately $82,000 for the same period in 1999. The impact of deferred tax items and additional taxes for the year ended April 30, 1999, resulted in a current tax rate of approximately 79.9% for the nine months ended January 31, 2000. The impact of deferred tax items and tax refunds resulted in a tax rate of approximately 25.6% for the nine months ended January 31, 1999.

The Company adopted Statement of Financial Standards No. 130 (SFAS 130),
Reporting Comprehensive Income with its 10KSB dated April 30, 1999.   Other
Comprehensive Income for the nine month period ended January 31, 2000, consisted of approximately $74,000 of unrealized holding losses on investment securities, net of the related tax effects, and $54,000 of tax benefits associated with the exercise of stock options. This compares to approximately $74,000 of unrealized holding losses on investment securities, net of the related tax effects, in the nine months ended January 31, 1999. There were no tax benefits associated with the exercise of stock options in 1999, as the amounts were not material.

Net cash provided by operating activities was $486,828 for the nine months ended January 31, 2000.


               Three months ended January 31, 2000, compared
                to the three months ended January 31, 1999

Sales were approximately $463,000 lower in the period ending January 31, 2000, compared to the period ending January 31, 1999, a 17.8% decrease, due to lower demand in the world-wide flowmeter market. International sales fell 46%, or approximately $402,000 from the same quarter last year. As a result, international sales, which had accounted for 29% of total revenues in the quarter ended January 31, 1999, fell to just 16% of revenues in the same quarter this year. Aggressive pricing by European competitors and a strong Dollar hindered international sales in the period. Large sales to

China and Taiwan and a niche market sale to Switzerland contributed over $270,000 in sales for the quarter ended January 31, 1999, which were not repeated in the current year.

Gross profit decreased by approximately $216,000 to 39.1% of sales in 2000 compared to 40.5% in 1999. Labor was 3.2% higher due to lower volume and a more labor intensive product mix; material cost was down 1.6% and overhead was down .2%, again due to product mix.

Operating expenses have decreased approximately $92,000 from last year. Decreases in selling expenses of approximately $78,000 and general and administrative costs of approximately $29,000 were partially offset by increased research and development costs. Research and development expenses increased approximately $15,000 over the same period in the prior year.

Other income for the three months ended January 31, 2000, decreased approximately $16,000 or 50% primarily due to lower interest income from high grade investment securities, than in the period ending January 31,
1999.   The Company had no interest expense attributable to debt in the periods ending January 31, 2000, and 1999, respectively.

The income tax benefit for the three months ended January 31, 2000, was approximately $3,000 compared to an income tax provision of approximately
$49,000 for the same period in 1999.   The impact of deferred tax items
resulted in current tax rate of approximately 25.0% in 2000. The income tax expense rate in the comparable period in 1999 was 38.2% due to the impact of deferred tax items.

Other Comprehensive Income for the three month period ended January 31, 2000, consisted of approximately $10,000 of unrealized holding losses on investment securities, net of the related tax effects, and $32,000 of tax benefits associated with the exercise of stock options. This compares to approximately $4,000 of unrealized holding losses on investment securities, net of the related tax effects, in the three months ended January 31, 1999. Tax benefits associated with the exercise of stock options in 1999 were not material.



                           Year 2000 Compliance

Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900 (this is commonly known as the `Year 2000 Problem' or `Y2K'
problem).    The Company replaced its inventory and financial software in
fiscal year 1998 with a system which is Year 2000 compliant.   The Company
has evaluated its other internal-use software and hardware for Year 2000 compliance, and has implemented a plan to replace all non-compliant items either through upgrade or replacement. The planned completion date for this task was December 15, 1999, and was completed on time. To date the Company has not experienced any Y2K problems that were not anticipated and has successfully dealt with the issues that have arisen.

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

                       PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended January 31, 2000.

B.  Reports on Form 8-K

    Two filed in the quarter ended January 31, 2000.

1. A press release dated November 22, 1999, announcing a joint development agreement with Micron Technology, Inc., of Boise, Idaho.
2. A press release dated January 17, 2000, announcing the appointment of Mr. Trung Doan, Vice President of Process Development at Micron Technology, Inc., to Engineering Measurements Company's Board of Directors.

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

                                           ENGINEERING MEASUREMENTS COMPANY
                                                                 Registrant





Date: March 15, 2000                       By:  /s/Charles E. Miller
                                                Charles E. Miller, Chairman
                                                (Principal Financial Officer
                                                 and Chief Accounting Officer)

Contact:

Charles E. Miller                               Philip Bourdillon/Eugene Heller
President and CEO                               Silverman Heller Associates
303-651-0550                                    310-208-2550

                ENGINEERING MEASUREMENTS COMPANY REPORTS
                        THIRD-QUARTER RESULTS

LONGMONT, COLORADO - March 15, 2000  Engineering Measurments Company (Nasdaq:
EMCO) today reported results for the three months and nine months ended January 31, 2000. The Company's current fiscal year ends on April 30, 2000.

Net sales for the three months ended January 31, 2000 were $2.1 million versus $2.6 million in the comparable prior-year period, a decrease of 18%. Net sales for the nine months ended January 31, 2000 were $6.8 million versus $7.6 million for the comparable prior-year period, a decrease of 10%.

Net loss for the three months ended January 31, 2000 was $8,956, or $0.00 per diluted share, compared to net income of $79,700, or $0.02 per diluted share, for the comparable prior-year period. For the nine months ended January 31, 2000 the Company reported net income of $7,207, or $0.00 per diluted share, compared compared to net income of $239,748, or $0.06 per diluted share, in the comparable prior-year period.

Charles E. Miller, president and CEO of Engineering Measurements Company (EMCO), attributed the lower top-and bottom-line results in the third quarter to lower international sales resulting from aggressive pricing by European competitors, a strong dollar, and the fact that in the third quarter of fiscal 1999 the Company benefited large sales to China and Taiwan, as well as a one-time sale to Switzerland, that were not duplicated in the third quarter of fiscal 2000. Mr. Miller noted that the decline in gross profit, to 39.1% in the third quarter of fiscal 2000 from 40.5% a year ago, was primarily due to lower volumes.

"Although the overall market for flowmeters declined year-to-year," said Mr. Miller, "we have seen some growth in demand for water metering, and we expect that our moderately priced Hydrow-FlowTM line of vortex flowmeters wil prove to be increasingly popular in a variety of commercial applications. We are also encouraged by the initial response to our recently introduced Sono-TrakTM clamp-on ultrasonic flowmeter, which we began shipping in January 2000; totally non-intrusive and virtually maintenance free, it is suitable for a wide variety of applications and promises to be a significant contributor to future revenues. Our contract electronics manufacturing division continues to do well and is expected to remain an important ingredient in the Company's ongoing program of diversication.

"Our program of diversification," concluded Mr. Miller,"is being driven in large part by the modest growth potential in worldwide demand for basic flowmeters. The year-to-date increase in research and development expense of approximately 25% is, however, indicative of our ongoing commitment to utilizing EMCO's considerable intellectual and financial resources in the pursuit of new markets and new opportunities. With over $3 million in working capital and no debt, EMCO is well-positioned to capitalize on its longstanding ability to employ innovative approaches and technologies in meeting its customers' needs."

Engineering Measurements Comapny designs, manufactures, and markets electronic and electro-mechanical precision instruments for measuring and controlling the flow of liquids, steam, and gases.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this news release contain comments and forward-looking statements based on current plans, expectations, events, and financial and industry trends which may affect the Company's future operating results and financial position. Such statements involve risks and uncertanties which cannot be predicted or quantified and which may cause future activities and results of operations to differ materially from those discussed above. The historical results achieved are not necessarily indicative of future prospects of the Company. For additional information, refer to the Company's filings with the Securities and Exchange Commission.


                       (Statements of Income Follow)



                     ENGINEERING  MEASUREMENTS COMPANY
               STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                     January 31,               January 31,

                                    2000     1999            2000       1999



Sales                         $2,142,267  $2,605,677     $6,822,157  $7,554,412
Cost of sales                  1,303,737   1,550,189      4,117,799   4,434,213
                              ----------   ---------     ----------   ---------
Gross margin on sales            838,530   1,055,488      2,704,358   3,120,199
                              ----------   ---------     ----------   ---------
Operating expenses:
  Selling                        449,174     527,116      1,409,407   1,656,009
  General and administrative     205,002     234,007        647,498     721,340
  Research and development       212,848     197,621        672,667     531,459
                              ----------   ---------     ----------   ---------
Total operating expenses         867,024     958,744      2,729,572   2,908,808
                              ----------   ---------     ----------   ---------
                                 (28,494)     96,744        (25,214)    211,391
                              ----------   ---------     ----------   ---------
Other income/(expense):
  Gain/(loss) on sale of stock         0       3,182         16,380      16,609
  Interest expense                   (15)        (60)          (289)       (264)
  Other income                    16,563      29,163         44,929      94,447
                              ----------   ---------     ----------   ---------
Total other income                16,548      32,285         61,020     110,792

Other income/(loss) from
operations before income taxes   (11,946)    129,029         35,806     322,183
Income tax
provision/(benefit)               (2,990)     49,329         28,599      82,435
                              ----------   ---------     ----------   ---------
Net income/(loss)                 (8,956)     79,700         $7,207    $239,748
                                  =======     ======         ======     =======

Other comprehensive income
 Unrealized holding gain/(loss)   (9,881)     (3,524)       (74,078)    (34,191)

 Tax benefit of stock
 option exercise                  32,000          0          54,000           0
                            ------------   ---------     ----------   ---------
Comprehensive income (loss)       13,163      76,176       (12,871)     205,557
                                  ======      ======       =======      =======

Net earnings/(loss) per share      $0.00       $0.02          $0.00       $0.06

 Net earnings/(loss) per share
   on a fully  diluted basis       $0.00       $0.02          $0.00       $0.06
                                   =====       =====          =====       =====
Weighted average number of
  shares outstanding           4,093,232   4,026,237      4,072,036   4,015,600
                               =========   =========      =========   =========