Form 10KSB40
period 2000-04-30
ENGINEERING MEASUREMENTS CO
filed 2000-07-27
CIK 205303

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 X         Annual report pursuant to Section 13 or 15(d) of the Securities
---        Exchange Act of 1934.
           For the Fiscal Year ended:  April 30, 2000

                                       or

           Transition  report under Section 13 or 15(d) of the  Securities
---        Exchange Act of 1934 for the transition period from      to     .
                                                               ----    ----

                           Commission File No.: 0-9880

                        ENGINEERING MEASUREMENTS COMPANY
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

               Colorado                                84-0572936
               --------                                ----------
    (State or other jurisdiction of          (I.R.S. Identification No.)
     incorporation or organization)


600 Diagonal Highway, Longmont, Colorado                  80501
----------------------------------------                  -----
(Address of principal executive offices                 (Zip Code)

                    Issuer's telephone number: (303) 651-0550
                                               --------------
           Securities registered under Section 12(b) of the Act: None
                                                                 ----

              Securities registered under Section 12(g) of the Act:

                           Common Stock par value $.01
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X   No
                                   ---    ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

Issuer's revenues for its most recent fiscal year: $9,234,052.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 12, 2000 was $41,525,284.

The number of shares outstanding of Registrant's $.01 par value common stock, as of July 12, 2000 was 4,205,092.

No documents are incorporated by reference into the text of this report.

Transitional Small Business Disclosure Format : Yes   ; No X
                                                   ---    ---

PART I

ITEM 1. BUSINESS

GENERAL

Engineering Measurements Company ("EMCO" or the "Company") is a Colorado corporation that was incorporated on January 4, 1967. The Company's executive offices and factory are located at 600 Diagonal Highway, Longmont, Colorado 80501. Its telephone number is (303) 651-0550. The Company has a website at www.emcoflow.com.

The Company designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases. The Company operates within the flow measurement devices and systems industry segment (S.I.C. Code No. 3823). The Company generates its revenues from the sales of flowmeter hardware in both foreign and domestic markets. Revenue is also generated through contract electronic printed circuit board assembly. With its 33 years experience in the field of flow measurement, EMCO is able to provide its customers with a family of products capable of measuring almost any kind of fluid or gas flow. While the Company has historically been strongest in energy utility flow measurement (particularly steam metering), it has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Primarily utilizing a network of distributors and commissioned sales representatives as well as a direct sales force, the Company markets flowmeters worldwide.

The Company has a marketing agreement with Danfoss A/S, a flowmeter company in Denmark which distributes products in different markets, which was renewed October 6, 1998, and runs for a period of 30 months with a six month renegotiation period. Terms of the agreement with Danfoss A/S allow the Company to be the non-exclusive distributor for Danfoss' MAG and MASS flowmeters in the U.S. industrial market under the "EMCO" label. EMCO features six types of flowmeters capable of handling a broad spectrum of applications (steam, gas and liquid), as well as a large range of line sizes. These flowmeters position the Company to compete on a product level with any flowmeter manufacturer in the world.

PRODUCTS

The Company has developed and markets a series of products to measure the flow of steam, chilled and hot water, natural gas, compressed gases and other fluids in a pipeline. Also included are products, which support the primary flow measurements, such as pressure and temperature measurements and supporting electronics.

Sales of flowmeters and related products account for approximately 88% of the total sales for the Company. The Company flowmeter products use two major technologies in its product lines. The sales contribution by each technology as a percent of sales for fiscal years 1999 and 1998 are as follows:

Technology                 FY 1999              FY 2000
-------------------------------------------------------
Volumetric                   74%                  68%
Mass                         26%                  20%

Volumetric technologies include the following products: turbine, vortex shedding, ultrasonic, and positive displacement meters.

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

The Company introduced a clamp-on transit time ultrasonic flowmeter in January 2000. This product is a non-intrusive meter, which is attached to the outside of pipes, and is used primarily to measure water, but is capable of measuring other liquids including oil.

The Company also develops, manufactures and markets a series of positive displacement meters which provide accurate measurements of fluid flow rates. The products' primary applications relate to the measurement of viscous fluids, such as crude oil, as well as applications requiring a high degree of accuracy.

As a result of the marketing agreement with Danfoss A/S of Denmark, EMCO serves as the non-exclusive distributor for Danfoss' electromagnetic (MAG) flowmeters and coriolis (MASS) flowmeters in the U.S. industrial marketplace. These two Danfoss meters are marketed and distributed under the "EMCO" label in the U.S., establishing EMCO as one of the few companies in the world to offer a complete line of flowmetering technologies.

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

All Company flowmeter products utilize a family of digital flow processors to provide a wide range of measurement processing. The flow processors provide the desired outputs in engineering units, such as gallons, liters, etc., with provisions for computing density, mass flow and enthalpy.

The Company introduced a commercial vortex shedding water flowmeter in March 1997. This product is marketed into the commercial HVAC, ultra-pure and de-ionized water and landscape/irrigation markets.

The Company provides contract electronic printed circuit board assembly. These services provided 8% of EMCO's revenues in 1999 and 12% in 2000.

PRODUCT DISTRIBUTION

The Company primarily uses a network of distributors and commissioned sales representatives, as well as a direct sales force, to market the Company's flowmeters worldwide. The Company utilizes a direct sales force to market its contract electronic printed circuit board assembly services.

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

The Company's ultrasonic products are sold into various water markets, and face competition from both comparable and non-comparable technologies. Price can be a factor, but so are reliability and maintenance costs. No one company is a dominant force in this market segment.

Digital Valve products offer unique performance characteristics as regards to speed, accuracy and direct digital control. Where the application requires these characteristics, the Company experiences no direct competition and price is generally not a factor. In less demanding installations, the Company faces direct competition from the manufacturers of more traditional control valves. In such cases, price does become a competitive factor.

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

CUSTOMERS

In Fiscal Years 1999 and 2000 no single customer accounted for more than 10% of the Company's revenues.

PATENTS

EMCO has acquired, or is currently pursuing, patent protection on a number of its products. Although management believes that the protection afforded by patenting is generally not important to the success of the Company's flowmeter business, it is believed critical for its upcoming semi-conductor products. Patents are prevalent in the flowmetering and semi-conductor industries and, since the Company has not conducted exhaustive infringement searches on all of its products, it is possible that one or more of its products may infringe upon the patents of others.

Depending on the product involved, a lawsuit against the Company for patent infringement could result in damages in a material amount being assessed against the Company, which would have an adverse effect on the financial condition of the Company. At this time the Company is not aware of any existing or threatened litigation regarding matters involving the Company and its products.

SEASONAL AND OTHER CONDITIONS

The Company's sales and production are affected by slight seasonality caused by the Company's emphasis on steam energy measurement. However, the Company's marketing initiatives designed to increase the importance of the Process Control market (a non-seasonal market) if successful, and the growth of the contract printed circuit board assembly services should mitigate against the effect of seasonality in the future. Sales are also affected by the capital budgeting plans of large industrial firms, as well as by other economic and political conditions in the U.S. and internationally.

WORKING CAPITAL REQUIREMENTS

The Company is not required to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. In addition, the Company believes its working capital of approximately $3,432,000 as of April 30, 2000, is adequate to meet its current obligations. Although no assurances can be made, the Company believes it has adequate cash flows from operations to fund future operations and capital expenditure requirements for the next twelve months.

BACKLOG

At April 30, 2000, the total order backlog was approximately $1,386,000 as compared to $1,290,000 at April 30, 1999. It is anticipated that the entire backlog outstanding at April 30, 2000, will be shipped in the fiscal year ending April 30, 2001.

GOVERNMENT APPROVALS AND REGULATION

The Company's principal products and services are not subject to government approvals. The Company does not expect any significant effect on its business from existing or probable government regulations. No material portion of the Company's sales is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. If the Company's products become subject to government regulation or approval however, it could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

The Company maintains research and development programs on a continuing basis. Research activities are primarily directed toward flow measurement and control. The Company spent approximately $881,000 for research and development in the fiscal year ending April 30, 2000, and about $790,000 in the fiscal year ending April 30, 1999.

In 2000, the emphasis of research and development (R&D) was on new product development. There is no assurance that the R&D efforts will result in additional sales for the Company. Management believes that R&D expenses will continue at the current levels in the future due to further new product development and enhancements. The intent of the Company's R&D is twofold: 1) Develop new flowmeter products for industries and applications for which it has not historically provided products, and 2) Continue to lower product cost and improve quality.

EFFECTS OF ENVIRONMENTAL REGULATIONS

Compliance with present federal, state and local regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment should not have any material adverse effect on the capital expenditures, earnings and competitive position of the Company. The Company does not plan any capital expenditures for environmental control facilities during the current and succeeding fiscal year. If the Company's products, business or operations become subject to such environmental regulations, however, it could have a material adverse effect on the Company's results of operations and competitive position.

EMPLOYEES

At April 30, 2000, EMCO had 91 full-time employees, of which 8 are employed in administrative duties, 14 in sales, marketing and customer service duties, 8 in R&D and 61 in production. This compares with 86 full-time employees at April 30, 1999. The Company had 2 part time employees at April 30, 2000.

FOREIGN SALES

In fiscal year 2000, the Company had foreign sales of approximately $2,242,000, or 24.3% of sales, compared to approximately $2,691,000, or 27.8% of sales in fiscal year 1999. The decrease of sales for fiscal year 2000 in Europe is due primarily to lower sales to Danfoss in 2000. The Company experienced a decrease in sales to Asia due to a shift in the product mix to lower cost meters. Other foreign sales are lower due to lower activity overall, rather than sales of a single large project. The breakdown of foreign sales for fiscal years 2000 and 1999, in dollars and percent of total sales are:

                     FY 2000                         FY 1999
                     -------                         -------
Europe          $1,335,000     14.5%           $1,580,000     16.3%
Asia               658,000      7.1%              755,000      7.8%
Other              249,000      2.7%              356,000      3.7%

All foreign sales are exports from domestic operations.

ITEM 2.  PROPERTIES

The Company maintains its executive offices and factory at 600 Diagonal Highway, Longmont, Colorado in a 44,800 square foot brick, concrete and cinder block facility. In Management's opinion, the current executive offices and factory space are more than adequate for the Company's current operations and should provide enough space through Fiscal Year 2001 or later. Management also believes the building is in adequate condition for office and factory use, and will require no substantial improvements through Fiscal Year 2001 or later.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

The Company's common stock is listed and traded on the NASDAQ National Market (Symbol EMCO). The table below represents the high and low bid prices of the Company's common stock for its two most recent fiscal years. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                   Quarters Ended in Fiscal Year 2000
                                   ----------------------------------
                    07/31/99      10/31/99         01/31/00         04/30/00
                    --------      --------         --------         --------
   High              $6.25          $7.94            $9.50           $8.13
   Low               $4.25          $4.50            $4.75           $5.81
                                   Quarters Ended in Fiscal Year 1999
                                   ----------------------------------
                    07/31/98      10/31/98         01/31/99         04/30/99
                    --------      --------         --------         --------
   High              $6.25          $4.63            $5.03           $5.00
   Low               $4.00          $3.20            $4.00           $4.00


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

The number of holders of record of the Company's common stock as of July 6, 2000, were 451.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain written statements of management of the Company included in this Form 10-KSB and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations and contain certain words such as "anticipate", "believe", "plan", "expect" or similar words. The forward-looking statements included herein and elsewhere are based on current expectations and assumptions about an industry or business and involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward looking statements are dependent on certain risks and uncertainties including among others, a discontinuance of the Danfoss arrangement, lack of market acceptance of new products, research and development efforts which result in no additional sales and the cost and impact of Year 2000 compliance by the Company and its suppliers. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. The actual results of the Company could differ materially from those anticipated in the forward-looking statements contained herein and elsewhere.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION:

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS

Net working capital increased approximately $92,000 during the fiscal year ended April 30, 2000, due primarily to higher income taxes receivable and accounts receivable offset by lower cash and inventories and higher accrued liabilities. The working capital ratio for fiscal year 2000 decreased to 4.2 from 4.4 in the previous fiscal year.

The Company has a $500,000 revolving line of credit with Wells Fargo Bank West, N.A. through September 30, 2000, collateralized by accounts receivable. The interest rate is at with Wells Fargo Bank West's prime rate. The Company has not drawn against this line of credit as of the date of this Form 10-KSB.

The Company uses excess cash to invest in high grade securities until the cash is needed for operations. As of April 30, 2000, the Company holds approximately $616,000 in high grade investment securities.

Cash and cash equivalents decreased approximately $89,000, due to increases in capital expenditures, income taxes receivable, and accounts receivable offset by decreases in inventories. Management believes it has adequate cash to support operations. This belief is supported by positive cash flows from operating activities for fiscal year 2000 of approximately $426,000. The Company will continue to manage cash in order to support operations.

Net accounts receivable increased by approximately $122,000, due to higher sales volume of approximately $271,000 in the fourth quarter of fiscal year 2000 compared to the previous year. Collections of accounts receivable improved as reflected by the 6.7 day decrease of the Company's Days Sales Outstanding (DSO) to 47.6 days from 54.3 days in fiscal years 2000 and 1999, respectively.

Short-term investments increased approximately $60,000 during the year ended April 30, 2000. The impact of recording investments at market value decreased the cost by approximately $81,000.

Inventories decreased approximately $151,000 during the year ended April 30, 2000, which decreased the inventory turn ratio from 1.84 in 1999 to 1.47 in 2000. The lower inventories are mainly due to a shift in product mix from material intensive to labor intensive sales. The decrease in inventory turns in the face of lower inventory levels reflects this change in sales mix.

Income taxes receivable of approximately $75,000 in fiscal year 2000 has replaced the income taxes payable of approximately $4,000 in fiscal year 1999. The receivable was a result of the taxable loss in fiscal year 2000.

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

Accounts payable increased approximately $11,000 in fiscal year 1999.

The Company does not have any material commitments for capital expenditures. The Company believes that the proposed capital expenditures can be financed from the Company's cash flow.

Net working capital and the working capital ratio for the last two fiscal years were:

                                     As of April 30
                                     --------------
                                2000                1999
                                ----                ----
  Working capital            $3,431,886          $3,339,423
  Working capital ratio             4.2                 4.4

Material changes in cash flows are summarized as follows:

                                                        As of April 30
                                                        --------------
                                                    2000             1999
                                                    ----             ----
  Net cash provided by operating activities     $ 426,316         $ 546,074
  Net cash (used in) investing activities       $(829,361)        $(949,630)
  Net cash provided by financing activities     $ 314,398         $ 160,566
  Net decrease in cash and cash equivalents     $ (88,647)        $(242,990)

Management believes EMCO will enjoy improved results in the future. Although there is no assurance this will occur, management believes is that the Company has a strong foundation upon which to grow. The Company has accomplished the following:

     A. The Company introduced a commercial vortex water flowmeter in March 1997. Sales of this product grew more than 8% in fiscal year 2000. Fiscal year 1999 sales of the water flowmeter increased more than 150%. Management believes sales will grow in fiscal year 2001 since the product was made more rugged in a fiscal year 2000 design change. Increased marketing efforts are being devoted to the water markets.

     B. The Company continues to perform contract electronic printed circuit board assembly. Sales from contract manufacturing in fiscal year 2000 were up more than 40% over the previous fiscal year. Additional sales efforts are being made to increase sales of this service.

     C. The Company introduced a clamp-on transit time ultrasonic flowmeter in January 2000. This non-intrusive meter is attached to the outside of pipes and is used to measure liquids, primarily water, but is capable of measuring other liquids including oil. This product is in the early introductory phase of its product life cycle.

     D. The Company expects to continue R&D activity for new products to be introduced in coming years. There is no assurance that the R&D activity will result in additional sales for the Company. The Company also intends to emphasize value engineering to sustain margin despite increasing price competition.

     E. The Company continues to make improvements in overall production efficiency through increased investments in equipment. The Company is now capable of greater production capacity at little or no increased fixed cost. All equipment purchases were paid from the Company's cash flow.

     F. The Company's balance sheet remains strong. The Company has recently eliminated a poorly performing investment which resulted in a loss on the sale of stock of $119,000 in the year ended April 30, 2000. Interest and dividend income for the year was $55,000.

There can be no assurance, however, that these accomplishments will result in improved or continued sales of its products or services. Actual results of operations could differ materially from management's expectations.

Management is not aware of any known trends, events or uncertainties that have had, or are likely to have, an impact on short-term or long-term liquidity of the Company.

RESULTS OF OPERATIONS:

SALES REVENUES

Sales revenues for the Company decreased approximately $460,000 or 4.8% in fiscal year 2000 as compared to fiscal year 1999. Existing product (Flow) sales were lower in fiscal year 2000, primarily due to reduced sales to a major European customer of approximately $348,000 in fiscal year 2000 as a result of a restructuring of a sales agreement from a headquarters to a local operating unit agreement. Sales were impacted as headquarters inventories were worked down. Lower sales of a niche product of approximately $315,000 were impacted by an OEM customer production problem which was resolved late in the fourth quarter. This decrease in sales was partially offset by increased sales of the new water meter introduced in March 1997, the ultrasonic flowmeter introduced in January 2000 and contract printer circuit board assembly. The Company continues to place a high priority on product quality and customer satisfaction. Management believes this emphasis will have long-term positive impacts on sales. The Company expects to continue to maintain a healthy product development program.

NET INCOME (LOSS)

In fiscal year 2000, the Company recognized net losses of $138,860, as compared to net income of $196,938 for fiscal year 1999. The loss in 2000 can be attributed to the following:

                                                 2000              1999
                                                 ----              ----
Gross margin on sales                           3,540,483         3,983,907

Income from operations                           (130,600)          113,696

Loss on sale of stock                            (119,025)           (6,574)

Other income                                       59,504           125,054

Interest expense                                     (744)             (266)

Income tax provision/(benefit)                    (52,005)           34,972

The Company's decrease in net income in 2000 is due to the following reasons:
The gross margin on sales in 2000 was 38.3% compared to 41.1% in 1999, which is attributable to higher labor and overhead cost , offset by lower material costs. The loss from operations for 2000 was 1.41% of total sales compared to income from operations of 1.17% in 1999. The change from income to loss from operations is due to lower gross margin and increased research and development costs offset by lower sales and marketing and general and administrative expenses. The loss on sale of stock is approximately $112,000 greater in fiscal year 2000 than in 1999 primarily due to the loss on one investment. Other income is approximately $66,000 lower in fiscal year 2000, due in part to shifts in the makeup of the investment portfolio and gains on the disposal of assets in fiscal year 1999. Interest expense was minimal in both years as there was no corporate debt. Income taxes are approximately $87,000 less in fiscal year 2000 due to taxable losses in 2000 compared to taxable income in 1999.

GROSS MARGINS

Overall gross margins for the past two years are reflected as follows:

                              As of April 30
                              --------------
                              2000      1999
                              ----      ----
       Gross margin            38%       41%

The decrease in gross margin from 1999 to 2000 was due to higher overhead (.8%) and labor (3.1%) and warranty costs (0.5%) partially offset by lower material (1.7%) costs. Management believes investments made in 2000 will make manufacturing more efficient in the future.

SELLING EXPENSE

The Company incurred the following selling expenses as a percent of sales:

                                    As of April 30
                                    --------------
                                    2000      1999
                                    ----      ----
       Selling expense               21%       22%

Selling expense decreased by approximately $224,000 and as a percent to sales. The savings were achieved in part due to a decrease in sales subject to commissions and reduced labor and marketing promotion expenses. In the future, management expects to continue to promote the Company's products through increased electronic (internet) sales activities, advertising in trade journals, telemarketing and trade shows.

GENERAL AND ADMINISTRATIVE

General and administrative expense for the Company as a percent of sales for the past two years is as follows:

                                               As of April 30
                                               --------------
                                               2000      1999
                                               ----      ----
       General and administrative expense        9%       10%

General and administrative expenses in fiscal year 2000 were slightly lower than the prior year as a percent of sales. Actual expenses were approximately $66,000 lower in fiscal year 2000, primarily due to lower labor. Although no assurances can be made, management intends in the future for general and administrative expenses not to increase as quickly as sales.

RESEARCH AND DEVELOPMENT

Research and development expense as a percent of the Company's sales over the past two years is:

                                                   As of April 30
                                                   --------------
                                                   2000      1999
                                                   ----      ----
       Research and development expense             10%       8%

Research and development expenses increased approximately $91,000 in fiscal year 2000, due to higher new product development costs. Management intends in the future to continue product development activities; while continuing to perform value engineering to lower product cost and improve product quality. There is no assurance that the new product development activities will result in additional sales for the Company.

LOSSES ON SALE/EXCHANGE OF STOCK

The Company recognized losses from the sale of stock, from investments, of approximately $119,000 in fiscal year 2000, compared to losses of approximately $7,000 in fiscal year 1999.

INTEREST RATES

The Company did not borrow any money in fiscal years 1999 and 2000.

INCOME TAXES

Income taxes as a percentage of pre-tax income are depicted below:

                                               As of April 30
                                               --------------
                                               2000      1999
                                               ----      ----
      Income tax (benefit) expense             (27)%      15%

Please see Note 8 of the Notes to Financial Statements for a discussion of the reasons income taxes have varied.

TRENDS

Most of the Company's sales (approximately 76%) are generated in the United States. Therefore, the health of the U.S. economy has a significant impact on the Company. However, the Company currently has such a small share of the total market that management believes the Company can continue to grow despite the fluctuations in the domestic economy. While the Company generates approximately 24% of sales internationally, management believes that an improved Asian economy, along with continued sales emphasis in developing nations, could result in increased international sales beyond the current 24% in the near future. Management can make no assurances, however, that the economic and political conditions of the U. S., Asia, Europe and developing countries will result in increased sales in the future.

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

In recent years the Company has developed a new product line for the commercial water market, and also a non-intrusive flowmeter which is attached to the outside of the pipe. The Company is also selling contract manufacturing of electronic printed circuit board assembly services. Revenues for these products and services are increasing rapidly and now account for nearly 25% of the Company's total revenues.

The Company intends to continue to devote resources to new product development. However, there are no assurances that the new product development costs will result in additional sales for the Company.

Finally, the Company has no debt. During fiscal year 1999 the Company established a line of credit with Wells Fargo Bank West, N.A. which was renewed in fiscal year 2000. In light of these events, management feels it has reduced its exposure to developments that might impact capital markets and the availability of capital.

Although it can make no assurances, the Company knows of no events and does not anticipate any events to cause material changes in the revenue/cost relationship in the foreseeable future.

YEAR 2000 COMPLIANCE

Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900 (commonly known as the `Year 2000 Problem'). The Company replaced its inventory and financial software in fiscal year 1998 with a system, which is Year 2000 compliant. The Company evaluated its other internal-use software and hardware for Year 2000 compliance, and implemented a plan to replace all non-compliant items either through upgrade or replacement. The cost of these upgrades/replacements was approximately $50,000.

The Company's products do not use time/date logic for internal sequencing or calculation, and therefore the Company believes its products are Year 2000 compliant.

To date, any impacts of the Year 2000 Problem have been minimal and dealt with as they appear.

ITEM 8. FINANCIAL STATEMENTS


The following financial statements of Engineering Measurements Company are found on Pages 15 through 29.

                                                                      Page
                                                                      ----
  Report of Independent Certified Public Accountants                  14
  Balance Sheets-April 30, 2000 and 1999                              15,16
  Statements of Operations-Years Ended
   April 30, 2000, and 1999                                           17
  Statements of Cash Flows-Years Ended
   April 30, 2000, and 1999                                           18
  Statements of Changes in Stockholders'
  Equity-Years Ended April 30, 2000, and 1999                         19
  Notes to Financial Statements                                       20-28

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Engineering Measurements Company

We have audited the accompanying balance sheets of Engineering Measurements Company, a Colorado corporation as of April 30, 2000 and 1999, and the related statements of operations (and comprehensive operations), stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Engineering Measurements Company as of April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.



GRANT THORNTON LLP




Denver, Colorado
June 15, 2000 (except for Note 14,
  as to which the date is July 6, 2000)

                        ENGINEERING MEASUREMENTS COMPANY
                                 BALANCE SHEETS

                                     ASSETS

                                                               April 30, 2000      April 30, 1999
                                                               --------------      --------------
Current assets:
  Cash and cash equivalents                                    $      609,050      $      697,697
  Accounts receivable, net of allowance for doubtful
    accounts and allowance for sales returns of $78,927 at
    April 30, 2000 and $75,990 at  April 30, 1999                   1,219,365           1,097,330
  Short-term investments                                              615,793             556,288
  Inventories                                                       1,516,251           1,667,011
  Prepaid expenses                                                     89,439              31,757
  Income taxes receivable                                              75,000                   0
  Deferred income taxes                                               382,551             260,649
                                                               --------------      --------------
         Total current assets                                       4,507,449           4,310,732
                                                               --------------      --------------
Property and equipment, at cost:
  Land                                                                568,940             568,940
  Building & improvements                                           1,689,824           1,624,950
  Vehicles                                                             22,196              22,196
  Machinery and equipment                                           4,268,002           4,099,524
  Office furniture and fixtures                                     1,223,750           1,301,489
                                                               --------------      --------------
                                                                    7,772,712           7,617,099

  Less accumulated depreciation                                    (4,811,402)         (4,725,996)
                                                               --------------      --------------
         Net property and equipment                                 2,961,310           2,891,103
                                                               --------------      --------------

Other assets
  Note receivable                                                           0             138,920
  Other assets, net of amortization of $133,282 at
      April 30, 2000 and $99,306 at April 30, 1999                    298,488             132,351
                                                               --------------      --------------
Total other assets                                                    298,488             271,271

TOTAL ASSETS:                                                  $    7,767,247      $    7,473,106
                                                               ==============      ==============

   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY
                           BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    April 30, 2000      April 30, 1999
                                                                                    --------------      --------------
Current liabilities:
  Accounts payable                                                                  $      332,161      $      320,853
  Accrued compensation                                                                     301,513             278,238
  Accrued liabilities                                                                      441,889             372,218
                                                                                    --------------      --------------
         Total current liabilities                                                       1,075,563             971,309
                                                                                    --------------      --------------
Long-term liabilities:
  Deferred income taxes                                                                    244,400             220,500
                                                                                    --------------      --------------
         Total long-term liabilities                                                       244,400             220,500
                                                                                    --------------      --------------

Stockholders' equity:
  Common stock, $.01 par value;
    15,000,000 shares authorized at April 30, 2000,
      5,000,000 shares authorized at April 30, 1999;
    4,321,006 shares issued at April 30, 2000,
    4,232,774 shares issued at April 30, 1999,
    4,125,259 shares outstanding at April 30, 2000,
    4,042,374 shares outstanding at April 30, 1999,                                         43,210              42,328
  Capital in excess of par value                                                         3,001,606           2,650,332
  Unrealized holding losses (net of taxes)                                                 (49,262)            (38,711)
  Retained earnings                                                                      4,118,187           4,257,047
  Treasury stock at cost; 195,747 shares at
    April 30, 2000, and 190,400 at April 30, 1999                                         (666,457)           (629,699)
                                                                                    --------------      --------------
         Total stockholders' equity                                                      6,447,284           6,281,297
                                                                                    --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                         $    7,767,247      $    7,473,106
                                                                                    ==============      ==============


   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY

              STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

                                                  Twelve Months Ended
                                                       April 30,
                                                 2000              1999
                                                 ----              ----
Sales                                        $  9,234,052      $  9,694,913
Cost of sales                                   5,693,569         5,711,006
                                             ------------      ------------
Gross margin on sales                           3,540,483         3,983,907
                                             ------------      ------------
Operating expenses:
  Selling                                       1,917,928         2,142,086
  General and administrative                      872,223           937,873
  Research and development                        880,932           790,252
                                             ------------      ------------
Total operating expenses                        3,671,083         3,870,211
                                             ------------      ------------
Income(loss) from operations                     (130,600)          113,696
                                             ------------      ------------
Other income/(expense):
  Loss on sale of stock                          (119,025)           (6,574)
  Interest expense                                   (744)             (266)
  Interest and Dividend Income                     54,697            93,237
  Other income                                      4,807            31,817
                                             ------------      ------------
Total other income/(expense)                      (60,265)          118,214

Income/(loss) before income taxes                (190,865)          231,910

Income tax provision/(benefit)                    (52,005)           34,972
                                             ------------      ------------
Net income/(loss)                            $   (138,860)     $    196,938
                                             ============      ============

Other comprehensive income (loss)
  Unrealized holding loss                         (10,551)          (12,441)
  Tax benefit of stock option exercise             93,400                 0
                                             ------------      ------------
Comprehensive income (loss)                       (56,011)          184,497
                                             ============      ============

Net earnings/(loss) per share                $      (0.03)     $       0.05

Net earnings/(loss) per share on a fully
  diluted basis                              $      (0.03)     $       0.05
                                             ============      ============
Weighted average number of
  shares outstanding                            4,082,890         4,021,729
                                             ============      ============


   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY
                            STATEMENTS OF CASH FLOWS:



INCREASE/(DECREASE) IN CASH

                                                         Twelve Months Ended April 30,
                                                            2000              1999
Cash flows from operating activities:
  Net income (loss)                                    $   (138,860)     $    196,938
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                             541,450           479,642
  Deferred tax provision/(benefit)                          (98,002)           10,700
  Provision for doubtful accounts/(recovery)                  2,936           (12,223)
  Loss on sales of investments                              119,025             6,574
  (Gain)/Loss on disposal of assets                           1,406            (9,600)
  Stock compensation                                          1,000             3,000
  Changes in assets and liabilities-
    Receivables                                            (124,971)          329,349
    Inventories                                             150,760          (429,960)
    Income taxes receivable and prepaid expenses           (132,682)           43,132
    Accounts payable and accrued liabilities                104,254           (71,478)
                                                       ------------      ------------
Net cash provided by operating activities                   426,316           546,074
                                                       ------------      ------------
Cash flows from investing activities:
  Capital expenditures, net                                (579,848)         (834,604)
  Expenditures for intangible assets                        (62,993)           (6,295)
  Proceeds from/(expenditures for) note receivable            1,800           (92,155)
  Investment purchases                                     (657,498)       (1,277,561)
  Proceeds from sale of investments                         468,417         1,251,385
  Proceeds from sale of fixed assets                            761             9,600
                                                       ------------      ------------
Net cash used in investing activities                      (829,361)         (949,630)
                                                       ------------      ------------
Cash flows from financing activities:
  Purchase of treasury stock                                (36,758)               --
  Proceeds from exercise of stock options                   351,156           160,566
                                                       ------------      ------------
Net cash provided by financing activities                   314,398           160,566
                                                       ------------      ------------
Net decrease in cash and cash equivalents                   (88,647)         (242,990)
Cash and cash equivalents at beginning of  period           697,697           940,687
                                                       ------------      ------------
    Cash and cash equivalents at end of period         $    609,050      $    697,697
                                                       ============      ============
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                           $        744      $        266
    Income taxes                                             24,633             3,428
Supplemental disclosure for non cash items:
   Stock Compensation                                  $      1,000      $      3,000


   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Capital in   Unrealized
                                      Common Stock         excess of      Holding      Retained     Treasury
                                  Shares      Par Value    Par value      Losses       Earnings      Stock
                                ----------    ----------   ----------   ----------    ----------   ----------
Balance at April 30, 1998        4,172,599    $   41,726   $2,487,368   $  (26,270)   $4,060,109   $ (629,699)

 Net income                                                                              196,938
 Stock Options
   Exercised                        59,538           596      159,970
 Stock Compensation                    637             6        2,994
Unrealized holding (losses)                                                (12,441)
                                ----------    ----------   ----------   ----------    ----------   ----------
Balance at April 30, 1999        4,232,774    $   42,328   $2,650,332   $  (38,711)   $4,257,047   $ (629,699)

 Net income                                                                             (138,860)
 Treasury Stock                                                                                       (36,758)
 Employee Stock Purchase Plan        4,495            45       20,606
 Stock Options
   Exercised                        83,519           835      329,670
 Stock Compensation                    218             2          998
Unrealized holding (losses)                                                (10,551)
                                ----------    ----------   ----------   ----------    ----------   ----------
Balance at April 30, 2000        4,321,006    $   43,210   $3,001,606   $  (49,262)   $4,118,187   $ (666,457)
                                ==========    ==========   ==========   ==========    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Engineering Measurements Company (EMCO or the Company) designs, manufactures, and markets electronic and electro-mechanical instruments (flowmeters) for measuring the flow of liquids, steam and gases. The Company sells products for energy utility flow measurement (particularly steam metering), and it also has products capable of measuring most types of process fluids, as well as fuel oils and natural gas. Utilizing a network of distributors and commissioned sales representatives, the Company markets flowmeters worldwide. (See Note 8 to the Financial Statements). The Company also markets contract electronics manufacturing services through its direct sales force to businesses in northern Colorado. (See Note 9 to the Financial Statements).

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

REVENUE RECOGNITION

Revenue from manufactured products is recognized at the time of shipment to the customer. Service revenue is recognized at the time of shipment of goods or delivery of services to the customer. The sale price is fixed at the time of shipment or delivery of the service and all risks transfer to the customer at that point. Commissioned sales representatives do not stock product. Returns, exchanges and restock charges have historically been insignificant.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives listed below. Patents, product safety approvals and purchased technology are amortized on a straight-line basis over the periods listed below:

                Building and improvements               10-25 years
                Vehicles                                  3-8 years
                Machinery and equipment                  5-10 years
                Office furniture and fixtures             4-8 years
                Patents                                  5-17 years
                Product Safety Approvals                  5-6 years
                Purchased Technology                        5 years

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

The Company's common stock was split five-for-four in the form of a stock dividend in October 1998. All shares, stock option data, and earnings per share amounts have been restated to give effect to this stock dividend.

                                                                    For the Year Ended April 30, 2000
                                                                    ---------------------------------
                                                                  Income         Shares       Per-Share
                                                               (Numerator)    (Denominator)     Amount
                                                               ------------   ------------   ------------
Net (Loss)                                                     $   (138,860)
                                                               ============

BASIC EPS
Net Income available to common stockholders                    $   (138,860)     4,082,890   $      (0.03)

EFFECT OF DILUTIVE SECURITIES                                            --        124,690
Options

DILUTED EPS                                                    $   (138,860)     4,207,580   $      (0.03)
                                                               ============   ============   ============

                                                                   For the Year Ended April 30, 1999
                                                                   ---------------------------------
                                                                  Income         Shares       Per-Share
                                                                (Numerator)   (Denominator)     Amount
                                                               ------------   ------------   ------------
Net Income                                                     $    196,938
                                                               ============

BASIC EPS
Net Income available to common stockholders                    $    196,938      4,021,729   $       0.05

EFFECT OF DILUTIVE SECURITIES
Options                                                                  --         80,832

DILUTED EPS
                                                               ------------   ------------   ------------
Income available to stockholders plus assumed conversions      $    196,938      4,102,561   $       0.05
                                                               ============   ============   ============

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

The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at April 30, 1999 and 2000 are amortized as follows:

                                         Gross        Gross       Gross
                                      Amortized    Unrealized   Unrealized
                                         Cost         Gains       Losses     Fair Value
                                      ----------   ----------   ----------   ----------
Available-for-sale securities
   Equity securities                  $  387,004   $    1,134   $   32,031   $  356,107
    Debt securities                      232,744           --       32,563      200,181
                                      ----------   ----------   ----------   ----------

April 30, 1999                        $  619,748   $    1,134   $   64,594   $  556,288
                                      ==========   ==========   ==========   ==========
Available-for-sale securities
   Equity securities                  $  328,777   $        0   $   47,836   $  280,941
    Debt securities                      367,775          610   $   33,533      334,852
                                      ----------   ----------   ----------   ----------

April 30, 2000                        $  696,552   $      610   $   81,369   $  615,793
                                      ==========   ==========   ==========   ==========


The following table lists the maturities of debt securities held at April 30, 2000, classified as available-for sale:

                                              Estimated
                                              Amortized
                                                Cost            Fair Value
                                              ---------         ----------
Due in one year or less                        $257,877          $258,485
Due after one year through five years           109,898            76,367
                                               --------          --------

                                               $367,775          $334,852
                                               ========          ========


Proceeds on sales of securities classified as available-for-sale were $461,670 in fiscal year 2000, compared to $1,251,385 in fiscal year 1999. Gains of $29,763 and losses of $148,788 were realized on these sales for 2000, and $48,810 in gains and $55,384 of losses for 1999. The Company uses the specific identification method to determine cost of securities sold.

4. INVENTORIES

Inventories are as follows:

                                           April 30
                                           --------
                                      2000         1999
                                   ----------   ----------
Raw material and work-in-process   $1,201,216   $1,263,617
Finished goods                        315,035      403,394
                                   ----------   ----------

                                   $1,516,251   $1,667,011
                                   ==========   ==========


5. NOTE RECEIVABLE

At April 30, 1999, the Company had a note receivable of $138,920 with an unaffiliated third party to provide financing in the development of a new flowmeter technology. The note had a 6% interest rate and was payable upon demand or upon termination of the loan agreement. The Company exercised the option to purchase the undivided one-half interest of the developed technology for the balance of the receivable in May, 1999.


6. SHORT-TERM DEBT

The Company signed a line of credit for up to $500,000 with Wells Fargo Bank West, N.A., secured by accounts receivable on October 27, 1998. The line of credit matured on September 30, 1999, at which time the agreement was renewed. The new maturity date is September 30, 2000, and has an interest rate of 9.00%, equal to Wells Fargo Bank's prime rate. The Company has not utilized the line of credit.


7.  INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred taxes are provided based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

The following is a summary of the provision (benefit) for income taxes:

                                         Year Ended April 30
                                         -------------------
                                         2000           1999
                                         ----           ----
Current provision (benefit)
Federal                               $   40,097     $   21,292
State                                      5,900          2,980
                                      ----------     ----------

                                      $   45,997*    $   24,272
                                      ==========     ==========

Deferred provision (benefit)
Federal                               $  (85,442)    $    9,180
State                                    (12,560)         1,520
                                      ----------     ----------

                                      $  (98,002)    $   10,700
                                      ==========     ==========

Total provision (benefit)
Federal                               $  (45,345)    $   30,472
State                                     (6,660)         4,500
                                      ----------     ----------

                                      $  (52,005)    $   34,972
                                      ==========     ==========

*Current provision does not include the benefit of the tax effect related to the exercise of stock options.

The provision for income taxes differs from the amount determined by applying the statutory rate to income before taxes, due to the following reasons:

                                             Year Ended April 30
                                             -------------------
                                              2000          1999
                                              ----          ----
Income taxes at statutory rate             $  (72,500)   $   88,100
Permanent tax  differences                      4,700       (21,500)
Change in estimate of prior year accrual       11,863       (29,321)
Other                                           3,932        (2,307)
                                           ----------    ----------

Income tax expense(benefit)                $  (52,005)   $   34,972
                                           ==========    ==========

Components of deferred tax assets and liabilities:

                                                       April 30,
                                                       ---------
                                                 1999            1999
                                                 ----            ----
Assets
  Reserve for bad debt                        $   31,000      $   30,000
  Inventory cost capitalization                   15,000           9,000
  Reserve for obsolete inventory                  68,000          75,000
  Book basis of stock less than tax basis         81,000          35,000
  Investments stated at market                    31,000          25,000
  Reserve for warranty costs                      18,000          21,000
  Vacation accrual                                50,000          47,000
  Net operating loss carry forward                72,000               0
  Other                                           16,551          18,649
                                              ----------      ----------
                                              $  382,551      $  260,649

Liabilities
   Accelerated depreciation                     (244,400)       (220,500)
                                              ----------      ----------

    Net Asset                                 $  138,151      $   40,149
                                              ==========      ==========

Included in the Company's balance sheets as follows:

                                           April 30,
                                           ---------
                                      2000            1999
                                      ----            ----
Current assets                   $    382,551    $    260,649
Long-term liabilities                (244,400)       (220,500)
                                 ------------    ------------

 Net  Asset                      $    138,151    $     40,149
                                 ============    ============


8. FOREIGN SALES

The Company had foreign sales of 24.3% and 27.8% of total sales in the fiscal years ended April 30, 2000 and 1999, respectively. The breakdown of foreign sales for fiscal years 2000 and 1999, in dollars and percent of total sales are:

                                       Year ended April 30,
                                       --------------------
                               2000                           1999
                               ----                           ----
Europe                $1,335,000     14.5%           $1,580,000     16.3%
Asia                     658,000      7.1%              755,000      7.8%
Other                    249,000      2.7%              356,000      3.7%

9. SEGMENT INFORMATION

EMCO's core business has been, and continues to be, in the manufacture of flow measurement devices and systems segment, SIC Code No. 3823. In the past, EMCO has reported all of its operations in this segment. Effective with the filing of the Company's 10-QSB for the period ending October 31, 1999, EMCO adopted SFAS 131 related to reporting for segments of the business. EMCO's contract electronics manufacturing (CEM) division, operating under the trade name Advanced Technology Group (ATG), comes within the definition of SIC Code No. 3672. ATG sales (all domestic) for the period ending April 30, 2000, exceeded 10% of the total Company's sales which triggered the requirement to report information by segments.

The information reported below is similar to information used by the management and directors of the Company to assess the performance of the operating segments and/or to allocate resources to those segments. This information is based upon the Company's books, contains no inter-segment revenues and utilizes estimated allocations of expenses and assets. Segment profits (losses) are computed at the same level as income from operations on the Statements of Operations and Comprehensive Operations. Segment assets for ATG are for directly purchased long term equipment and do not reflect any allocation of the building or other assets such as cash, accounts receivable or inventory.

                                               FY 2000                                          FY 1999
                              -------------------------------------------     --------------------------------------------
                                               Contract                                        Contract
                                             Electronics                                      Electronics
                              Flow Products Manufacturing     Totals          Flow Products  Manufacturing     Totals
                              -------------------------------------------     --------------------------------------------
Twelve Months Ended April 30:
Revenues                          8,096,555      1,137,497     9,234,052          8,892,756         802,157     9,694,913
Depreciation & Amortization         396,357        145,093       541,450            378,880         100,762       479,642
Segment Profits (Losses)           (197,989)        67,389      (130,600)            38,854          74,842       113,696
Segment Assets                    7,296,172        471,075     7,767,247          6,942,166         530,940     7,473,106
Expenditures for Segment Assets     476,563        103,285       579,848            417,233         417,371       834,604


10.  STOCK OPTION PLANS

The 1991 Nonemployee Director Stock Plan authorized 200,000 shares, while the 1991 Incentive Plan authorized 600,000 shares. During fiscal year 1998, EMCO terminated the 1991 Nonemployee and Incentive Plans and adopted a new plan, the 1997 Incentive Plan with 625,000 shares authorized. The Company issued options for 127,000 shares under the plan in fiscal year 2000 and 164,375 shares in fiscal year 1999.

A summary of stock option transactions follows:

                                                     2000                        1999
                                           ------------------------   ------------------------
                                                          Weighted                    Weighted
                                                          Average                     average
                                                          Exercise                    exercise
                                             Shares        Price        Shares         price
                                           ----------    ----------   ----------    ----------
Options  outstanding  May 1, ...........      295,182    $     3.55      246,595    $     2.86
Granted ................................      127,000    $     5.42      164,375    $     4.00
Canceled ...............................         (625)   $     4.80      (56,250)   $     2.72
Exercised ..............................      (83,519)   $     2.84      (59,538)   $     2.70
                                           ----------                 ----------
Options  outstanding  April 30, ........      338,038    $     4.43      295,182    $     3.55
                                           ==========                 ==========


Weighted average fair value of options granted during the year ended April 30, 2000 and April 30, 1999 is $ 3.07 and $ 2.34 per share respectively.

The following information applies to options outstanding at April 30, 2000:

                                  Options Outstanding                        Options Exercisable
                    ----------------------------------------------     -----------------------------
                                      Weighted
                                       average           Weighted                         Weighted
                                      remaining          Average                          average
                      Number         contractual         Exercise        Number           exercise
                    outstanding      life (years)         price        exercisable         price
                    ------------     ------------     ------------     ------------     ------------
Range of
exercise prices

$2.00 - $2.99             58,125             1.40     $       2.68           58,125     $       2.68
$3.00 - $4.49             84,188             2.23     $       3.90           46,688     $       3.85
$4.50 - $6.74            179,725             8.18     $       5.11          174 725     $       5.08
$6.75 - $10.12            16,000             9.80     $       7.50           16,000     $       7.50
                    ------------                                       ------------
                         338,038                                            295,538
                    ============                                       ============

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

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings(loss) and earnings(loss) per share would have been:

                                                      2000              1999
                                                  ------------      ------------
Net income (loss)
  As reported                                         (138,860)          196,938
  Pro forma - net of deferred tax benefit             (442,524)           81,520

Primary earnings (loss) per share
  As reported                                     $      (0.03)     $       0.05
  Pro forma                                       $      (0.11)     $       0.02


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before the fiscal year ended April 30, 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000 and 1999:

              Expected life (years)........        5.741
              Risk-free interest rate......        6.037%
              Volatility...................       50.000%

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

11. EMPLOYEE STOCK PURCHASE PLAN

Shareholders approved the 1998 Employee Stock Purchase Plan in October 1998. The plan provides for eight semi-annual offering periods with an aggregate of 187,500 shares of the Company's common stock. Eligible employees include those having at least two years of continuous service at the beginning of the offering period, who work at least 20 hours per week, are not 5% or greater shareholders, and who earn less that $80,000 per year in annual base salary. Employees may elect to have up to 10% of their regular base salary withheld for the purchase of shares of the Company's common stock subject to limits of a maximum of 500 shares or $25,000 worth of Common Stock per year. The Company grants each participant an option to purchase on the last day of the six month offering period the number of full shares of Common Stock as their payroll deductions for that period will allow at the Option price for the period. The option price for any period is ordinarily the lesser of 85% of the closing price of the stock on the first or last day of the offering period or the nearest prior day on which trading occurred. The first offering period began January 1, 1999. Employees purchased a total of 4,495 shares in the offering periods ending June 30, 1999, and December 31, 1999.

12. EMPLOYEE BENEFIT PLAN

The Company implemented a 401(k) Retirement Plan in July 1993. Employees may join the plan after one year of service, providing they are 21 years or older. The Company has a 5 year vesting schedule on the plan. The Company match for the fiscal years ending 2000 and 1999 was $21,925 and $22,360, respectively.

13. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

Estimated fair value of financial instruments held for purposes other than trading are as follows as of April 30:

                                                2000                        1999
                                                ----                        ----
                                         Carrying      Fair         Carrying       Fair
                                          Value        Value         Value         Value
                                          -----        -----         -----         -----
      Cash and cash equivalents          $609,050      $609,050      $697,697      $697,697
      Short-term investments              615,793       615,793       556,288       556,288
      Note receivable                           0             0       138,920       138,920

The following methods and assumptions were used to estimate the fair market value of each class of financial instruments for which it is practicable to estimate that value.

    Cash, Cash Equivalents, and Note Receivable

The carrying amount approximates fair value because of the short maturity of those instruments.

14.  SUBSEQUENT EVENT

On July 6, 2000, the Company's Board of Directors voted unanimously to sign a definitive agreement to enter into a merger to be accounted for as a pooling of interests with Advanced Energy Industries, Inc., a Delaware corporation headquartered in Fort Collins, Colorado. Under the terms of the agreement, all of EMCO's outstanding common stock as of the effective date of the merger will be exchanged for shares of Advanced Energy Industries, Inc. common stock based upon an exchange ratio. The exchange ratio is determined by dividing 900,000 by the sum of EMCO's outstanding shares plus outstanding options as of the closing of the transaction. It is intended that this merger qualify as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended for federal income tax purposes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name and age of each Director and Executive Officer of the Company, indicating all positions and offices with the Company presently held by him, and the period during which he has served as such:

                                  Year
                                  Elected as     Position, Date first held
     Name of Director             Director or    and Principal Occupation
        or Officer          Age   Officer        (For Past Five Years)
        ----------          ---   -------        ---------------------
Charles E. Miller           62     1967        Chief Executive Officer, President, Director and Chairman of the Board, previously
                                               President from 1967 to 1987; Member of the Board of Director Option Committee.

Saeid Hosseini              37     1995        Vice President of Sales and Marketing. Previously National Sales Manager, Product
                                               Line Manager, and Manager of Applications Engineering. Employed by the Company
                                               for more than five years prior to this report.

Ken Teegardin               38     1997        Vice President of Operations. Previously Director of Manufacturing since February
                                               1995. Employed in a manufacturing management capacity at Johnson Yokogawa
                                               Corporation, Newnan, Georgia, which is not an affiliate of the Company, for more than five years prior to the date of this report. Mr. Teegardin resigned effective June 23, 2000.

William A. Ringer           66     1978        Director, Member of the Audit and Compensation Committees; Former President of
                                               Granville Phillips Company, Boulder, Colorado, which is not an affiliate of the
                                               Company. Employed by Granville Phillips in an executive capacity for more than five years prior to the date of this report.

Thomas G. Miller            53     1995        Director, Member of the Incentive Plan and Compensation Committees; CEO and
                                               physician of College Park Family Care Center of Overland Park, Kansas, which is not an affiliate of the Company. Employed by College Park Family Care Center in
                                               an executive capacity for more than five years prior to the date of this report.

Walter Kluck                72     1995        Director, Member of the Audit, Compensation, and Incentive Plan Committees; CEO of
                                               Industrial Representatives, Inc. of Clifton, New Jersey, which is not an affiliate of the Company. Employed by Industrial Representatives, Inc. in an executive capacity for more than five years prior to the date of this report.

Trung T. Doan               41     2000        Director, Member of the Audit Committee. Vice President of Process Development at
                                               Micron Technology, Inc., Boise, Idaho, which is not an affiliate of the Company.
                                               Director of Nutool Corporation, Santa Clara, California, which is not an affiliate of the Company. Employed by Micron Technology, Inc. in an executive capacity for more than five years prior to the date of this report.

The Board of Directors has standing Audit, Compensation, and Incentive Plan Committees. Mr. Ringer, Mr. Kluck and Mr. Doan constitute the members of the Audit Committee, and Messrs. Thomas Miller, Ringer, and Kluck serve on the Compensation Committee. Mr. Kluck and Mr. Thomas Miller serve on the Incentive Plan Committee. The Audit Committee reviews financial statements. The Audit Committee met once during the fiscal year ending April 30, 2000. The Compensation Committee meets informally as required to recommend to the Board of Directors the compensation to be paid to the officers of the Company and to recommend to the Board of Directors any other profit sharing and bonus issues that may come before the Board of Directors. The entire Board of Directors administers the Incentive Plan. Incentive Plan Committee and the Board of Director Option Committee make recommendations regarding the Incentive Plan. Such Committees did not meet formally during the last fiscal year.

The Board of Directors held five meetings during the fiscal year ending April 30, 2000. All Directors attended all meetings of the Board of Directors and all committees on which they serve.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer for services in all capacities to the Company during the fiscal year ended April 30, 2000. There were no other executive officers of the Company who earned $100,000 or more during fiscal year 2000.

                           SUMMARY COMPENSATION TABLE

                   Annual Compensation                                       Long Term Compensation

                                                                            Awards            Payouts

   (a)               (b)        (c)          (d)         (e)          (f)            (g)         (h)        (i)
                                                       Other                       Securities              All
Name and                                               Annual      Restricted      Underlying    LTIP      Other
Principal                                              Compen-     Stock           Options/      Pay-      Compen-
Position             Year    Salary ($)   Bonus ($)    sation ($)  Awards ($)      SAR's (#)     outs ($)  sation ($)
--------             ----    ----------   ---------    ----------  ----------      ---------     --------  ----------
Charles E. Miller,   1998     $135,000       $0         $67,500            0              0             0    $1,350
CEO and Chairman of  1999     $135,000       $0               0            0              0             0    $1,350
the Board            2000     $135,000       $0               0            0              0             0    $1,350


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

                                      None.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

             (a)                        (b)                        (c)                    (d)                       (e)

                                                                                  Number of Securities
                                                                                       Underlying           Value of Unexercised
                                                                                      Unexercised               In-the-Money
                                                                                    Options/SAR's at          Options/SAR's at
                                                                                       FY-End (#)                FY-End ($)

                                  Shares Acquired                                     Exercisable/              Exercisable/
            Name                  On Exercise (#)          Value Realized ($)        Unexercisable             Unexercisable
            ----                  ---------------          ------------------        -------------             -------------
Charles E. Miller                              0                         $0             6,250/0                  $12,500/$0
                                                                                        6,250/0                  $ 9,375/$0


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                      None.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company received an annual Director's fee of $3,000. This fee is paid whether or not the Director attends meetings of the Board and its Committees.

In fiscal year 1999, stock options to purchase 75,000 shares were issued to the outside directors. Messrs. Ringer, Kluck and Thomas Miller were each issued options to purchase 25,000 shares. In fiscal year 2000, stock options to purchase 15,000 were issued to the new director, Mr. Doan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of June 30, 2000, the number and percentage of the Company's shares of Common Stock owned of record and beneficially by each person owning more than five percent (5%) of such Common Stock and by all individual directors and officers and by all directors and officers as a group:

                            Name of                     Amount and Nature        Percent
    Title of Class      Beneficial Owner                  of Ownership           of Class
    --------------      ----------------                  ------------           --------
     Common Stock      Charles E. Miller                  1,556,432 (1)            37.7

     Common Stock      William A. Ringer                    123,625 (2)             3.0

     Common Stock      Saeid Hosseini                        89,250 (3)             2.2

     Common Stock      David S. Miller                      492,398 (4)            12.0

     Common Stock      Walter Kluck                          25,855 (5)             0.6

     Common Stock      Thomas G. Miller                     520,774 (6)            12.6

     Common Stock      Ken Teegardin                         36,000 (7)             0.9

     Common Stock      Trung T. Doan                         15,000 (8)             0.4


All Directors and Officers as a Group (Seven Persons)     2,366,936                55.4


(1) Record and Beneficial; includes 1,543,932 shares of common stock owned directly; an option to purchase 12,500 shares of common stock under the 1991 Incentive Plan; Mr. Miller has sole voting and investing power on 1,476,057 of the owned shares; the remaining 67,875 shares have shared voting and investment power. Charles E. Miller's business address is 600 Diagonal Highway, Longmont, CO 80501.

(2) Record and Beneficial; Mr. Ringer has sole voting and investment power on 98,125 shares of the owned shares; the remaining 500 shares have shared voting and investment power. Mr. Ringer also has an option to purchase 25,000 shares of common stock pursuant to the 1997 Incentive Plan. William
     A. Ringer's address is P.O. Box 1018, Wilson, WY 83014.

(3) Record and Beneficial; includes 61,750 shares of common stock owned with sole voting and investment power; an option to purchase 15,000 shares of common stock under the 1991 Incentive Plan and an option to purchase 12,500 shares under the 1997 Incentive Plan. Saeid Hosseini's business address is 600 Diagonal Highway, Longmont, CO 80501.

(4) Record and Beneficial; includes 492,398 shares of common stock owned. David Miller has sole voting and investment power for 450,488 of the shares; the remaining 41,910 shares have shared voting and investment power. David S. Miller's business address is 420 E. Armour, N. Kansas City, MO 64166.

(5) Record and Beneficial; includes 855 shares of common stock owned with sole voting and investment power; and an option to purchase 25,000 shares of common stock under the 1997 Incentive Plan. Walter Kluck's business address is P.O. Box 421, Clifton, NJ 07015.

(6) Record and Beneficial; Mr. Miller has sole voting and investment power on 491,837 of the owned shares; the remaining 3,937 shares have shared voting and investment power. Mr. Miller has an option to purchase 25,000 shares of common stock under the 1997 Incentive Plan. Thomas G. Miller's business address is 11725 W. 112th St., Overland Park, KS 66210.

(7) Record and Beneficial; includes 1,000 shares of common stock owned with sole voting and investment power; and an option to purchase 12,500 shares of common stock under the 1991 Incentive Plan and an option to purchase 22,500 shares under the 1997 Incentive Plan. Ken Teegardin's business address is 600 Diagonal Highway, Longmont, CO 80501.

(8) Record and Beneficial; Mr. Doan has an option to purchase 15,000 shares of common stock under the 1997 Incentive Plan. Trung T. Doan's business address is 8000 S. Federal Way, Boise, Idaho 83707-0006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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

     27      Financial Data Schedule for fiscal year ended April 30, 2000.

     99      Press Release

(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Engineering Measurements Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ENGINEERING MEASUREMENTS COMPANY



                                           By:  /s/ Charles E. Miller
                                                ---------------------
                                                Charles E. Miller
                                                (President)


Date:  July 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Charles E. Miller                                /s/ William A. Ringer
---------------------                                ---------------------
Charles E. Miller                                    William A. Ringer
(Director, Principal Executive Officer,              (Director)
Principal Financial Officer and                      July 25, 2000
Principal Accounting Officer)
July 25, 2000





/s/ Walter Kluck                                     /s/ Thomas G. Miller
----------------                                     --------------------
Walter Kluck                                         Thomas G. Miller
(Director)                                           (Director)
July 25, 2000                                        July 25, 2000





/s/ Trung T. Doan
-----------------
Trung T. Doan
(Director)
July 25, 2000

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                        DESCRIPTION
   -------                       -----------
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

     27      Financial Data Schedule for fiscal year ended April 30, 2000.

     99      Press Release