Form 10QSB
period 2000-07-31
ENGINEERING MEASUREMENTS CO
filed 2000-09-14
CIK 205303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                           COMMISSION FILE NO. 0-9880

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of Registrant's $.01 par value common stock, as of September 6, 2000, was 4,225,342.

     Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ENGINEERING MEASUREMENTS COMPANY

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              JULY 31, 2000    APRIL 30, 2000
                                                              -------------    --------------
Current assets:
  Cash and cash equivalents.................................   $   583,610      $   609,050
  Accounts receivable, net of allowance for doubtful
     accounts and allowance for sales returns of $89,563 at
     July 31, 2000 and $78,927 at April 30, 2000............     1,353,084        1,219,365
  Short-term investments....................................       638,251          615,793
  Inventories...............................................     1,653,791        1,516,251
  Prepaid expenses..........................................        71,603           89,439
  Income taxes receivable...................................        75,027           75,000
  Deferred income taxes.....................................       573,810          382,551
                                                               -----------      -----------
          Total current assets..............................     4,949,176        4,507,449
                                                               -----------      -----------
Property and equipment, at cost:
  Land......................................................       568,940          568,940
  Building and improvements.................................     1,697,984        1,689,824
  Vehicles..................................................        22,196           22,196
  Machinery and equipment...................................     4,359,428        4,268,002
  Office furniture and fixtures.............................     1,247,534        1,223,750
                                                               -----------      -----------
                                                                 7,896,082        7,772,712
  Less accumulated depreciation.............................    (4,928,856)      (4,811,402)
                                                               -----------      -----------
          Net property and equipment........................     2,967,226        2,961,310
                                                               -----------      -----------
Other assets:
  Other assets, net of amortization of $133,282 at April 30,
     2000 and $147,048 at July 31, 2000.....................       295,754          298,488
                                                               -----------      -----------
          Total other assets................................       295,754          298,488
                                                               -----------      -----------
          Total Assets......................................   $ 8,212,156      $ 7,767,247
                                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                  (Continued)

                        ENGINEERING MEASUREMENTS COMPANY

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              JULY 31, 2000    APRIL 30, 2000
                                                              -------------    --------------
Current liabilities:
  Accounts payable..........................................   $   386,773      $   332,161
  Accrued compensation......................................       282,995          301,513
  Accrued liabilities.......................................       444,711          441,889
                                                               -----------      -----------
          Total current liabilities.........................     1,114,479        1,075,563
                                                               -----------      -----------
Long-term liabilities:
  Deferred income taxes.....................................       235,500          244,400
                                                               -----------      -----------
          Total long-term liabilities.......................       235,500          244,400
                                                               -----------      -----------
Stockholders' equity:
  Common stock, $.01 par value; 15,000,000 shares
     authorized; 4,321,006 shares issued at April 30, 2000,
     4,419,589 shares issued at July 31, 2000, 4,125,259
     shares outstanding at April 30, 2000, 4,223,842 shares
     outstanding at July 31, 2000...........................        44,196           43,210
  Capital in excess of par value............................     3,531,161        3,001,606
  Unrealized holding losses (net of taxes)..................       (41,223)         (49,262)
  Retained earnings.........................................     3,994,500        4,118,187
  Treasury stock at cost; 195,747 shares at April 30, 2000,
     and July 31, 2000......................................      (666,457)        (666,457)
                                                               -----------      -----------
          Total stockholders' equity........................     6,862,177        6,447,284
                                                               -----------      -----------
          Total Liabilities and Stockholders' Equity........   $ 8,212,156      $ 7,767,247
                                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY

                      STATEMENTS OF INCOME AND OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JULY 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Sales.......................................................  $2,462,131    $2,227,590
Cost of sales...............................................   1,474,266     1,356,913
                                                              ----------    ----------
Gross margin on sales.......................................     987,865       870,677
                                                              ----------    ----------
Operating expenses:
  Selling...................................................     576,983       453,997
  General and administrative................................     379,855       231,354
  Research and development..................................     267,302       237,627
                                                              ----------    ----------
          Total operating expenses..........................   1,224,140       922,978
                                                              ----------    ----------
Loss from operations........................................    (236,275)      (52,301)
                                                              ----------    ----------
Other income/(expense):
  Gain/(loss) on sale of stock..............................      (2,309)       14,985
  Interest expense..........................................          (8)         (164)
  Interest and dividend income..............................      17,068        13,439
  Other income..............................................       4,738            45
                                                              ----------    ----------
          Total other income................................      19,489        28,305
Loss from operations before income taxes....................    (216,786)      (23,996)
Income tax benefit..........................................     (93,099)      (29,457)
                                                              ----------    ----------
Net earnings/(loss).........................................  $ (123,687)   $    5,461
                                                              ==========    ==========
Other comprehensive income
  Unrealized holding gain/(loss)............................      13,180        (1,313)
  Tax benefit of stock option exercise......................     112,201             0
                                                              ----------    ----------
Comprehensive income........................................  $    1,694    $    4,148
                                                              ==========    ==========
Net earnings/(loss) per share -- basic......................  $    (0.03)   $     0.00
                                                              ==========    ==========
Net earnings/(loss) per share -- diluted....................  $    (0.03)   $     0.00
                                                              ==========    ==========
Weighted average number of shares outstanding -- basic and
  diluted...................................................   4,155,717     4,021,729
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED JULY 31,
                                                              ----------------------------
                INCREASE/(DECREASE) IN CASH                       2000            1999
                ---------------------------                   ------------    ------------
Cash flows from operating activities:
  Net earnings/(loss).......................................   $(123,687)      $   5,461
  Adjustments to reconcile net earnings/(loss) to net cash
     provided by operating activities --
     Depreciation and amortization..........................     149,312         129,824
     Deferred tax benefit...................................    (200,159)         (9,800)
     Provision for doubtful accounts........................      10,637           8,156
     (Gain)/Loss on sales of investments....................       2,308         (14,985)
     (Gain)/Loss on disposal of assets......................       4,982               0
     Stock compensation.....................................           0           1,000
     Changes in assets and liabilities --
       Receivables..........................................    (144,356)        (48,684)
       Inventories..........................................    (137,540)        109,248
       Income taxes receivable and prepaid expenses.........      17,809         (17,797)
       Accounts payable and accrued liabilities.............      38,916        (113,664)
                                                               ---------       ---------
Net cash provided/(used) by operating activities............    (381,778)         48,759
                                                               ---------       ---------
Cash flows from investing activities:
  Capital expenditures, net.................................    (146,444)        (74,118)
  Expenditures for intangible assets........................     (11,032)              0
  Proceeds from note receivable.............................           0           1,800
  Investment purchases......................................    (179,686)       (223,972)
  Proceeds from sale of investments.........................     162,959         125,700
                                                               ---------       ---------
Net cash provided used in investing activities..............    (174,203)       (170,590)
                                                               ---------       ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options...................     530,541          76,098
                                                               ---------       ---------
Net cash used in financing activities.......................     530,541          76,098
                                                               ---------       ---------
Net decrease in cash and cash equivalents...................     (25,440)        (45,733)
Cash and cash equivalents at beginning of period............     609,050         697,697
                                                               ---------       ---------
          Cash and cash equivalents at end of period........   $ 583,610       $ 651,964
                                                               =========       =========
Supplemental disclosure of cash flow information:
  Cash paid during period for --
     Interest...............................................   $       8       $     164
     Income taxes...........................................          27               0
Supplemental disclosure for non cash items:
  Stock Compensation........................................   $      --       $   1,000

   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2001. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 2000.

 1. INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                                     JULY 31, 2000    APRIL 30, 2000
                                                     -------------    --------------
Raw materials and work-in-process..................   $1,356,459        $1,201,216
Finished goods.....................................      297,332           315,035
                                                      ----------        ----------
                                                      $1,653,791        $1,516,251
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

 5. EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. During the three months ended July 31, 2000, there were a total of 239,663 shares outstanding under the Company's stock option plans. There was no dilutive effect of the outstanding

                        ENGINEERING MEASUREMENTS COMPANY

                                  (UNAUDITED)

options for the three months ended July 31, 2000, as a result from a net operating loss. For the three months ended July 31, 1999, the dilutive effect was immaterial.

                                              FOR THE THREE MONTHS ENDED JULY 31, 2000
                                             ------------------------------------------
                                                INCOME          SHARES       PER-SHARE
                                             (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                             ------------   --------------   ----------
Net Income.................................   $(123,687)
                                              =========
BASIC EPS
Net Income available to common
  stockholders.............................   $(123,687)      4,155,717        $(0.03)
EFFECT OF DILUTIVE SECURITIES
Options....................................           0               0
                                              ---------       ---------
DILUTED EPS
Income available to stockholders plus
  assumed conversions......................   $(123,687)      4,155,717        $(0.03)
                                              =========       =========        ======

                                              FOR THE THREE MONTHS ENDED JULY 31, 1999
                                             ------------------------------------------
                                                INCOME          SHARES       PER-SHARE
                                             (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                             ------------   --------------   ----------
Net Income.................................     $5,461
                                                ======
BASIC EPS
Net Income available to common
  stockholders.............................     $5,461        4,054,682        $0.00
EFFECT OF DILUTIVE SECURITIES
Options....................................          0           88,909
                                                ------        ---------
DILUTED EPS
Income available to stockholders plus
  assumed conversions......................     $5,461        4,143,591        $0.00
                                                ======        =========        =====

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

     The information reported below is similar to information used by the management and directors of the Company to assess the performance of the operating segments and/or to allocate resources to those segments. This information is based upon the Company's books, contains no inter-segment revenues and utilizes estimated allocations of expenses and assets. Segment profits (losses) are computed at the same level as income from operations on the Statements of Income and Operations. Segment assets for ATG are for directly

                        ENGINEERING MEASUREMENTS COMPANY

                                  (UNAUDITED)

purchased long term equipment and do not reflect any allocation of the building or other assets such as cash, accounts receivable or inventory.

                                                       THREE MONTHS ENDED JULY 31,
                          -------------------------------------------------------------------------------------
                                            2000                                        1999
                          -----------------------------------------   -----------------------------------------
                                            CONTRACT                                    CONTRACT
                                           ELECTRONICS                                 ELECTRONICS
                          FLOW PRODUCTS   MANUFACTURING    TOTALS     FLOW PRODUCTS   MANUFACTURING    TOTALS
                          -------------   -------------   ---------   -------------   -------------   ---------
Revenues................    2,077,278        384,853      2,462,131     1,944,120        283,470      2,227,590
Depreciation and
  Amortization..........      110,042         39,270        149,312        94,749         35,075        129,824
Segment Profits
  (Losses)..............     (223,118)       (13,157)      (236,275)      (89,845)        37,544        (52,301)
Segment Assets..........    7,728,387        483,769      8,212,156     6,940,135        498,653      7,438,788
Expenditures for Segment
  Assets................      118,944         38,532        157,476        71,330          6,788         78,118

 7. MERGER AGREEMENT WITH ADVANCED ENERGY INDUSTRIES, INC.

     Engineering Measurements Company signed a definitive agreement to enter into a merger with Advanced Energy Industries, Inc., (NASDAQ: AEIS) on July 6, 2000. Under the terms of the agreement, EMCO securities holders will receive 900,000 shares of Advanced Energy stock. The agreement is subject to the approval of 2/3 of EMCO's shareholders and certain other conditions detailed in the proxy statement/ prospectus. A special meeting of EMCO shareholders scheduled for October 23, 2000, will be held to vote on the merger. The agreement does not require the approval of Advanced Energy's stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             A. FINANCIAL CONDITION

     The Company's net working capital increased approximately $403,000 during the three months ended July 31, 2000. The most significant items impacting working capital in this period are increases in accounts receivable, inventories and deferred income tax assets. The current ratio was at 4.4 at July 31, 2000 and April 30, 2000.

     Cash and cash equivalents decreased approximately $25,000 at July 31, 2000, compared to April 30, 2000. Higher accounts receivable of approximately $134,000, higher inventory balances of approximately $138,000 and capital and intangibles expenditures of approximately $157,000 were the principal consumers of cash during the period. Cash used in operations was approximately $382,000 in the quarter. Proceeds from stock option exercises of approximately $531,000 were a primary source of cash during the first three months of the fiscal year. The Company intends to continue investing excess cash in investment securities until the cash is needed for operations.

     Accounts receivable increased by approximately $144,000 at July 31, 2000, due to higher sales and slightly slower collections. The Days Sales Outstanding
(DSO) improved to 43.9 days for the three months ended July 31, 2000, compared to 47.6 days for the year ended April 30, 2000.

     Inventories increased approximately $138,000 in the first three months of the fiscal year. The inventory turnover ratio for the three months ended July 31, stayed about the same at 1.46 compared to 1.47 for fiscal year 2000. Inventory turns have remained steady while inventory levels have increased, reflecting a build up prior to the introduction of the Mach-One mass flow controller for the semiconductor market and inventories associated with turnkey orders for the contract electronics manufacturing business, which previously had not required the Company to buy and hold inventory. Management will continue to review inventory levels in order to optimize shipments.

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

     The Company currently has no loans outstanding. The Company does not expect any material capital expenditures in the next six months and anticipates all cash needs will be satisfied from operations. The Company has renewed its $500,000 revolving line of credit with Wells Fargo Bank West, N.A. through September 2000. The Company currently has no outstanding loan balance on the line of credit.

                            B. RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000, COMPARED TO THE THREE MONTHS ENDED JULY 31,
1999

     Sales were approximately $235,000 higher in the period ending July 31, 2000, compared to the period ending July 31, 1999, a 10.5% increase, due to higher domestic demand in the flowmeter market, the new Sono-Trak ultrasonic flowmeter introduced in January 2000, and increased sales of contract electronic printed circuit board assembly services. International sales fell 20%, or approximately $122,000 from the same quarter last year. As a result, international sales, which had accounted for 28% of total revenues in the quarter ended July 31, 1999, fell to just 20% of revenues in the same quarter this year. Aggressive pricing by European competitors and a strong Dollar hindered international sales in the period.

     Gross profit increased by approximately $117,000 to 40.1% of sales in 2000 compared to 39.1% in 1999. Labor was 1.3% higher due to a more labor intensive product mix, material cost was down 1.6% and overhead was down .5%, again due to product mix.

     Operating expenses have increased approximately $301,000 from last year. Selling expenses increased approximately $123,000. General and administrative costs increased approximately $149,000, which included about $110,000 in costs directly associated with the merger with Advanced Energy Industries, Inc. Research and development costs increased approximately $30,000 over the same period in the prior year.

     Other income for the three months ended July 31, 2000, decreased approximately $9,000 or 31% primarily due to a small loss from the sale of investment securities in 2000, compared to a gain of approximately $15,000 in 1999. The Company had no interest expense attributable to debt in the periods ending July 31, 2000, and 1999, respectively.

     The income tax benefit for the three months ended July 31, 2000, was approximately $93,000 compared to an income tax benefit of approximately $29,000 for the same period in 1999. The impact of deferred tax items resulted in current tax rate of approximately 42.9% in 2000. The income tax expense rate in the comparable period in 1999 was 122.8% due to the impact of deferred tax items.

     Other Comprehensive Income for the three month period ended July 31, 2000, consisted of approximately $13,000 of unrealized holding gains on investment securities, net of the related tax effects, and $112,000 of tax benefits associated with the exercise of stock options. This compares to approximately $1,000 of unrealized holding losses on investment securities, net of the related tax effects, in the three months ended July 31, 1999. Tax benefits associated with the exercise of stock options in 1999 were not material.

     Net cash used by operating activities was $381,778 for the three months ended July 31, 2000. Net cash provided by operating activities was $48,759 for the three months ended July 31, 1999. Major changes in net cash from operating activities year over year are the change from a small net profit in 1999 to a loss and its associated tax benefit in 2000, and the increases in inventories and accounts receivable in 2000.

MERGER AGREEMENT WITH ADVANCED ENERGY INDUSTRIES, INC.

     Engineering Measurements Company signed a definitive agreement to enter into a merger with Advanced Energy Industries, Inc., (NASDAQ: AEIS) on July 6, 2000. Under the terms of the agreement, EMCO securities holders will receive 900,000 shares of Advanced Energy stock. The agreement is subject to the approval of 2/3 of EMCO's shareholders and certain other conditions detailed in the proxy statement/ prospectus. A special meeting of EMCO shareholders scheduled for October 23, 2000, will be held to vote on the merger. The agreement does not require the approval of Advanced Energy's stockholders.

YEAR 2000 COMPLIANCE

     Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900 (this is commonly known as the "Year 2000 Problem" or "Y2K" problem). The Company replaced its inventory and financial software in fiscal year 1998 with a system which is Year 2000 compliant. The Company evaluated its other internal-use software and hardware for Year 2000 compliance, and implemented a plan to replace all non-compliant items either through upgrade or replacement. The cost of these replacement/upgrades was approximately $50,000.

     The Company's products do not use time/date logic for internal sequencing or calculation, and therefore the Company believes its products are Year 2000 compliant.

     To date, any impacts of the Year 2000 problem have been minimal and dealt with as they appear.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     None filed in the quarter ended July 31, 2000.

(b) REPORTS ON FORM 8-K

     One filed in the quarter ended July 31, 2000.

     1. A press release dated July 6, 2000, announcing the signing of a merger agreement with Advanced Energy Industries, Inc., of Fort Collins, Colorado.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Engineering Measurements Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENGINEERING MEASUREMENTS COMPANY
                                          (Registrant)

                                          By:     /s/ CHARLES E. MILLER
                                            ------------------------------------
                                                Charles E. Miller, Chairman
                                                (Principal Financial Officer
                                               and Chief Accounting Officer)

Date: September 14, 2000

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
      27    Financial Data Schedule
      99    A press release dated July 6, 2000, announcing the signing of a merger agreement with Advanced Energy, Inc., of Fort
            Collins, Colorado.