Form 10QSB
period 2000-10-31
ENGINEERING MEASUREMENTS CO
filed 2000-12-15
CIK 205303

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended:  October 31, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from        to       .
                              --------   ------

                           Commission File No.: 0-9880
                                                ------


         E N G I N E E R I N G   M E A S U R E M E N T S   C O M P A N Y
         ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Colorado                                   84-0572936
    -------------------------------                 ---------------------------
    (State or other jurisdiction of                 (I.R.S. Identification No.)
     incorporation or organization)

 600 Diagonal Highway, Longmont, Colorado                      80501
 ----------------------------------------                   ----------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (303)651-0550
                                                    -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No   .
                                    ---    ---

The number of shares outstanding of Registrant's $.01 par value common stock, as of December 8, 2000, was 4,237,842.

Transitional Small Business Disclosure Format.

                                 Yes     No X .
                                    ---    ---

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                   (Unaudited)

                        ENGINEERING MEASUREMENTS COMPANY
                                 BALANCE SHEETS

                                     ASSETS

                                                                          October 31, 2000     April 30, 2000
                                                                          ----------------     --------------
Current assets:
  Cash and cash equivalents                                                  $   465,585         $   609,050
  Accounts receivable, net of allowance for doubtful
    accounts and allowance for sales returns of $78,927 at
    April 30, 2000 and $98,728 at October 31, 2000                             1,767,581           1,219,365
  Short-term investments                                                         563,468             615,793
  Inventories                                                                  1,632,887           1,516,251
  Prepaid expenses                                                                99,171              89,439
  Income taxes receivable                                                         54,209              75,000
  Deferred income taxes                                                          596,058             382,551
                                                                             -----------         -----------
         Total current assets                                                  5,178,959           4,507,449
                                                                             -----------         -----------
Property and equipment, at cost:
  Land                                                                           568,940             568,940
  Building & improvements                                                      1,716,090           1,689,824
  Vehicles                                                                        22,196              22,196
  Machinery and equipment                                                      4,422,269           4,268,002
  Office furniture and fixtures                                                1,255,516           1,223,750
                                                                             -----------         -----------
                                                                               7,985,011           7,772,712

  Less accumulated depreciation                                               (5,063,123)         (4,811,402)
                                                                             -----------         -----------
         Net property and equipment                                            2,921,888           2,961,310
                                                                             -----------         -----------

Other assets
  Other assets, net of amortization of $133,282 at April 30, 2000 and
      $160,301 at October 31, 2000                                               287,439             298,488
                                                                             -----------         -----------
Total other assets                                                               287,439             298,488

TOTAL ASSETS:                                                                $ 8,388,286         $ 7,767,247
                                                                             ===========         ===========

   The accompanying notes are an integral part of these financial statements.
                                   (Continued)

                        ENGINEERING MEASUREMENTS COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     October 31, 2000     April 30, 2000
                                                                                     ----------------     --------------
Current liabilities:
  Accounts payable                                                                      $   363,234         $   332,161
  Accrued compensation                                                                      299,876             301,513
  Accrued liabilities                                                                       507,171             441,889
                                                                                        -----------         -----------
         Total current liabilities                                                        1,170,281           1,075,563
                                                                                        -----------         -----------
Long-term liabilities:
  Deferred income taxes                                                                     228,700             244,400
                                                                                        -----------         -----------
         Total long-term liabilities                                                        228,700             244,400
                                                                                        -----------         -----------

Stockholders' equity:
  Common stock, $.01 par value;
    15,000,000 shares authorized; 4,321,006 shares issued at April 30, 2000,
    4,433,589 shares issued at October 31, 2000, 4,125,259 shares outstanding at
    April 30, 2000,
    4,237,842 shares outstanding at October 31, 2000,                                        44,336              43,210
  Capital in excess of par value                                                          3,603,975           3,001,606
  Unrealized holding losses (net of taxes)                                                  (37,472)            (49,262)
  Retained earnings                                                                       4,044,923           4,118,187
  Treasury stock at cost; 195,747 shares at
    April 30, 2000, and October 31, 2000                                                   (666,457)           (666,457)
                                                                                        -----------         -----------
         Total stockholders' equity                                                       6,989,305           6,447,284
                                                                                        -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                             $ 8,388,286         $ 7,767,247
                                                                                        ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                      Three Months Ended                       Six Months Ended
                                                          October 31,                             October 31,
                                                -------------------------------         -------------------------------
                                                    2000               1999                2000                 1999
                                                -----------         -----------         -----------         -----------
Sales                                           $ 3,042,248         $ 2,452,300         $ 5,504,379         $ 4,679,890
Cost of sales                                     1,661,873           1,457,149           3,136,139           2,814,062
                                                -----------         -----------         -----------         -----------
Gross margin on sales                             1,380,375             995,151           2,368,240           1,865,828
                                                -----------         -----------         -----------         -----------
Operating expenses:
  Selling                                           561,789             506,236           1,138,772             960,233
  General and administrative                        439,221             211,142             819,076             442,496
  Research and development                          328,020             222,192             595,322             459,819
                                                -----------         -----------         -----------         -----------
Total operating expenses                          1,329,030             939,570           2,553,170           1,862,548
                                                -----------         -----------         -----------         -----------
Income / (loss) from operations                      51,345              55,581            (184,930)              3,280
                                                -----------         -----------         -----------         -----------
Other income/(expense):
  Gain/(loss) on sale of stock                       (6,222)              1,395              (8,531)             16,380
  Interest expense                                     (265)               (110)               (273)               (274)
  Interest and Dividend Income                       15,640              13,713              32,708              27,152
  Other income                                       (2,700)              1,169               2,038               1,214
                                                -----------         -----------         -----------         -----------
Total other income                                    6,453              16,167              25,942              44,472

Income/(loss) from operations before
  income taxes                                       57,798              71,748            (158,988)             47,752
Income tax provision/(benefit)                        7,375              61,046             (85,724)             31,589
                                                -----------         -----------         -----------         -----------
Net income/(loss)                                    50,423              10,702         ($   73,264)        $    16,163
                                                ===========         ===========         ===========         ===========
Other comprehensive income
  Unrealized holding gain/(loss)                     (1,390)            (62,884)             11,790             (64,197)
  Tax benefit of stock option exercise               16,079              22,000             128,280              22,000
                                                -----------         -----------         -----------         -----------
Comprehensive income (loss)                          65,112             (30,182)             66,806             (26,034)
                                                ===========         ===========         ===========         ===========
Net earnings/(loss) per share                   $      0.01         $      0.00         ($     0.02)        $      0.00
Net earnings/(loss) per share on a fully
  diluted basis                                 $      0.01         $      0.00         ($     0.02)        $      0.00
                                                ===========         ===========         ===========         ===========
Weighted average number of
  shares outstanding                              4,228,092           4,068,194           4,187,342           4,061,438
                                                ===========         ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY
                            STATEMENTS OF CASH FLOWS:

INCREASE/(DECREASE) IN CASH

                                                         Six Months Ended October 31,
                                                         ----------------------------
                                                           2000              1999
                                                         ---------         ---------
Cash flows from operating activities:
  Net income/(loss)                                      $ (73,264)        $  16,163
  Adjustments to reconcile net income to
    net cash provided by operating activities--
  Depreciation and amortization                            297,890           262,147
  Deferred tax provision/(benefit)                        (229,207)            3,600
  Provision for doubtful accounts                           19,801            25,220
  (Gain)/Loss on sales of investments                        8,531           (16,380)
  (Gain)/Loss on disposal of assets                         67,680                 0
  Stock compensation                                             0             1,000
  Changes in assets and liabilities-
    Receivables                                           (568,017)         (333,959)
    Inventories                                           (116,636)          287,577
    Income taxes receivable and prepaid expenses            11,059           (33,885)
    Accounts payable and accrued liabilities                94,718            (5,986)
                                                         ---------         ---------
Net cash provided/(used) by operating activities          (487,445)          205,497
                                                         ---------         ---------
Cash flows from investing activities:
  Capital expenditures, net                               (299,129)         (323,927)
  Expenditures for intangible assets                       (15,970)          (22,689)
  Proceeds from note receivable                                  0             1,800
  Investment purchases                                    (353,989)         (499,623)
  Proceeds from sale of investments                        409,573           309,640
                                                         ---------         ---------
Net cash used in investing activities                     (259,515)         (534,799)
                                                         ---------         ---------
Cash flows from financing activities:
  Net Proceeds from exercise of stock options              603,495           110,098
                                                         ---------         ---------
Net cash provided by  financing activities                 603,495           110,098
                                                         ---------         ---------
Net decrease in cash and cash equivalents                 (143,465)         (219,204)
Cash and cash equivalents at beginning of  period          609,050           697,697
                                                         ---------         ---------
    Cash and cash equivalents at end of period           $ 465,585         $ 478,493
                                                         =========         =========
Supplemental disclosure of cash flow information:
  Cash paid during period for--
    Interest                                             $     273         $     274
    Income taxes                                             1,950             6,335
Supplemental disclosure for non cash items:
   Stock Compensation                                    $      --             1,000


   The accompanying notes are an integral part of these financial statements.

                        ENGINEERING MEASUREMENTS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to the Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2001. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 2000.

1.  INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out method) or market, are as follows:

                                           October 31, 2000      April 30, 2000
                                           ----------------      --------------
     Raw materials and work-in-process        $1,356,740           $1,201,216
     Finished goods                              276,147              315,035
                                              ----------           ----------
                                              $1,632,887           $1,516,251
                                              ==========           ==========

2.  INVESTMENTS

Investments are carried at fair market value. The Company's investment securities are classified as available for sale and recorded on the balance sheet at fair market value with unrealized gains and losses on these investments shown as a separate component of stockholders' equity, net of related taxes. The impact of these unrealized gains and losses, net of related taxes, is shown as a part of other comprehensive income on the statements of operations and comprehensive income.

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

5.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. During the six months ended October 31, 2000, there were a total of 225,663 shares outstanding under the Company's stock option plans. There was no dilutive effect of the outstanding options for the six months ended October 31, 2000, as a result from a net operating loss. For the six months ended October 31, 1999, the dilutive effect was immaterial.

                                                       For the Six Months Ended October 31, 2000
                                                    ----------------------------------------------
                                                      Income             Shares          Per-Share
                                                   (Numerator)       (Denominator)         Amount
                                                   -----------       -------------        --------
Net Income                                          ($73,262)
                                                    ========
BASIC AND DILUTED EPS
Net Income available to common stockholders         ($73,262)           4,187,342          ($0.02)

                                                       For the Six Months Ended October 31, 1999
                                                   -----------------------------------------------
                                                      Income             Shares          Per-Share
                                                   (Numerator)       (Denominator)         Amount
                                                   -----------       -------------       ---------
Net Income                                           $16,163
                                                     =======
BASIC EPS

Net Income available to common stockholders          $16,163            4,061,438           $0.00

EFFECT OF DILUTIVE SECURITIES
Options                                                    0               94,599
                                                     -------            ---------

DILUTED EPS
Income available to stockholders                     $16,163            4,156,037           $0.00
                                                     =======            =========           =====

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

The information reported below is similar to information used by the management and directors of the Company to assess the performance of the operating segments and/or to allocate resources to those segments. This information is based upon the Company's books, contains no inter-segment revenues and utilizes estimated allocations of expenses and assets. Segment profits (losses) are computed at the same level as income from operations on the Statements of Operations and Comprehensive Income. Segment assets for ATG are for directly purchased long term equipment and do not reflect any allocation of the building or other assets such as cash, accounts receivable or inventory.

                                      FY 2001                                       FY 2000
                                        Flow         Contract        Totals           Flow           Contract       Totals
                                      Products      Electronics                     Products        Electronics
                                                   Manufacturing                                   Manufacturing
Year-to-date
------------
Revenues                             4,501,743       1,002,636      5,504,379       4,113,757         566,133      4,679,890
Depreciation & Amortization            218,229          79,661        297,890         191,365          70,782        262,147
Segment Profits(Losses)               (453,408)        268,478       (184,930)        (72,231)         75,511          3,280
Segment Assets                       7,944,907         443,379      8,388,286       7,013,789         515,995      7,529,784
Expenditures for Segment Assets        273,283          38,532        311,815         268,090          59,837        327,927

Q2
--
Revenues                             2,424,465         617,783      3,042,248       2,169,637         282,663      2,452,300
Depreciation & Amortization            108,187          40,391        148,578          96,616          35,707        132,323
Segment Profits(Losses)               (230,290)        281,635         51,345          17,614          37,967         55,581
Segment Assets                       7,944,907         443,379      8,388,286       7,013,789         515,995      7,529,784
Expenditures for Segment Assets        154,339               0        154,339         196,760          53,049        249,809

  7. MERGER AGREEMENT WITH ADVANCED ENERGY INDUSTRIES, INC.

  Engineering Measurements Company signed a merger agreement with Advanced Energy Industries, Inc., on July 6, 2000. Under the terms of the merger agreement, EMCO securities holders were to receive 900,000 shares of Advanced Energy stock. Due to the market volatility of Advanced Energy's common stock price, the parties amended and restated the merger agreement as of October 20, 2000. Under the amended and restated merger agreement, Advanced Energy now will pay to the EMCO shareholders, if the amended and restated merger agreement is approved, cash in an aggregate amount equal to $30 million plus the exercise prices paid in cash by EMCO option holders on exercise of any EMCO stock options between October 20, 2000 and the completion of the merger. A special meeting of EMCO shareholders to vote on the amended and restated merger agreement is scheduled for January 2, 2001. The amended and restated merger agreement is subject to the approval of two-thirds of EMCO's outstanding shares and certain other conditions detailed in the merger agreement. The agreement does not require the approval of Advanced Energy's stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             A. FINANCIAL CONDITION

The Company's net working capital increased approximately $577,000 during the six months ended October 31, 2000. The most significant items impacting working capital in this period are increases in accounts receivable, inventories and deferred income tax assets. The current ratio was at 4.4 at October 31, 2000 and
4.2 at April 30, 2000.

Cash and cash equivalents decreased approximately $143,000 at October 31, 2000, compared to April 30, 2000. Higher accounts receivable of approximately $548,000, higher inventory balances of approximately $117,000 and capital and intangibles expenditures of approximately $315,000 were the principal consumers of cash during the period. Cash used in operations was approximately $487,000 for the six month period. Proceeds from stock option exercises of approximately $603,000 were a primary source of cash during the first six months of the fiscal year. The Company intends to continue investing excess cash in investment securities until the cash is needed for operations.

Accounts receivable increased by approximately $548,000 at October 31, 2000, due to higher sales. The Days Sales Outstanding (DSO) was 47.6 at October 31, 2000, compared to 47.6 days at April 30, 2000.

Inventories increased approximately $117,000 in the first six months of the fiscal year. The inventory turnover ratio for the six months ended October 31, improved to 1.58 (annualized) compared to 1.47 for fiscal year 2000. Inventory turns have improved slightly while inventory levels have increased, reflecting increased sales levels. In addition, inventory levels increased due to a build up prior to the introduction of the Mach-One mass flow controller for the semiconductor market and inventories associated with turnkey orders for the contract electronics manufacturing business, which previously had not required the Company to buy and hold inventory.

Management will continue to review inventory levels in order to optimize shipments.

The Company currently has no loans outstanding. The Company does not expect any material capital expenditures in the next six months and anticipates all cash needs will be satisfied from operations. The Company has renewed its $500,000 revolving line of credit with Wells Fargo Bank West, N.A. through September 2001. The Company currently has no outstanding loan balance on the line of credit.

                            B. RESULTS OF OPERATIONS

                   SIX MONTHS ENDED OCTOBER 31, 2000, COMPARED
                    TO THE SIX MONTHS ENDED OCTOBER 31, 1999

Sales for the six months ended October 31, 2000, were approximately $824,000 more than the six months ended October 31, 1999. The increase in sales is attributable to increases in sales of EMCO's commercial vortex water flowmeter, contract electronics manufacturing services and the introduction of a new ultrasonic flowmeter this past January. Order backlog at October 31, 2000 is approximately $1,078,000 compare to $1,197,000 at October 31, 1999. The decrease in backlog is attributable to the Company's emphasis on reducing lead times. The overall level of orders is comparable to the prior year.

Gross profit is up approximately $502,000 from the same period a year ago to 43.0% of sales from 39.9% of sales in the period ending October 31, 1999. Decreases in material costs as a percent of sales of 2.8% and overhead of 1.3% from the same period in 1999 reflect the increases in sales of the commercial vortex flowmeter, the new ultrasonic flowmeter, and contract electronics manufacturing (ATG) operation in the product mix. This is also reflected in the increase in labor of 1.6% from 1999 to 2000.

Operating expenses increased approximately $691,000 from the same period a year earlier. Selling expenses are up reflecting in part the higher sales numbers and new product introduction activities. General and administrative expenses increased $377,000, of which $210,000 were related to the proposed merger to Advanced Energy Industries, Inc. Research & development expenses increased $136,000. Loss from operations is approximately $185,000 in the six months ended October 31, 2000, compared to income from operations of approximately $3,000 for the six months ended October 31, 1999, reflecting the merger related expenses.

Other income for the six months ended October 31, 2000, was approximately $26,000 compared to approximately $44,000 in the same six month period a year ago.

The income tax benefit for the six month period ending October 31, 2000, was approximately $86,000 compared to an income tax provision of approximately $32,000 for the same period in 1999. Net cash used by operating activities was $487,445 for the six months ended October 31, 2000. Net cash provided by operating activities was $205,497 for the six months ended October 31, 1999.

                  THREE MONTHS ENDED OCTOBER 31, 2000, COMPARED
                   TO THE THREE MONTHS ENDED OCTOBER 31, 1999

Sales were approximately $590,000 higher in the period ending October 31, 2000, compared to the period ending October 31, 1999, a 24.0% increase, due to higher demand for the commercial vortex flowmeter, the new Sono-Trak ultrasonic flowmeter introduced in January 2000, and increased sales of contract electronic printed circuit board assembly services. International sales fell 14%, or approximately $94,000 from the same quarter last year. As a result, international sales, which had accounted for 27% of total revenues in the quarter ended October 31, 1999, fell to 19% of revenues in the same quarter this year. Aggressive pricing by European competitors and a strong Dollar hindered international sales in the period.

Gross profit increased by approximately $385,000 to 45.4% of sales in 2000 compared to 40.6% in 1999. Labor was 1.9% higher due to a more labor intensive product mix, material cost was down 3.8% and overhead was down 1.2%, again due to product mix.

Operating expenses have increased approximately $389,000 from last year. Selling expenses increased approximately $56,000. General and administrative costs increased approximately $228,000, which included about $100,000 in costs directly associated with the merger with Advanced Energy Industries, Inc. Research and development costs increased approximately $106,000 over the same period in the prior year.

Other income for the three months ended October 31, 2000, decreased approximately $10,000 to approximately $6,000 primarily due to a loss from the sale of investment securities in 2000, compared to a gain of approximately $1,000 in 1999. The Company had no interest expense attributable to debt in the periods ending October 31, 2000, and 1999, respectively.

The income tax provision for the three months ended October 31, 2000, was approximately $7,000 compared to an income tax provision of approximately $61,000 for the same period in 1999. Other Comprehensive Income for the three month period ended October 31, 2000, consisted of approximately $1,000 of unrealized holding losses on investment securities, net of the related tax effects, and $16,000 of tax benefits associated with the exercise of stock options. This compares to approximately $63,000 of unrealized holding losses on investment securities, net of the related tax effects, in the three months ended October 31, 1999. Tax benefits associated with the exercise of stock options in 1999 were approximately $22,000.

Net cash used by operating activities was $105,667 for the three months ended October 31, 2000. Net cash provided by operating activities was $156,738 for the three months ended October 31, 1999. Major change in net cash from operating activities year over year is the increase in accounts receivable in 2000.

             MERGER AGREEMENT WITH ADVANCED ENERGY INDUSTRIES, INC.

  Engineering Measurements Company signed a merger agreement with Advanced Energy Industries, Inc., on July 6, 2000. Under the terms of the merger agreement, EMCO securities holders were to receive 900,000 shares of Advanced Energy stock. Due to the market volatility of Advanced Energy's common stock price, the parties amended and restated the merger agreement as of October 20, 2000. Under the amended and restated merger agreement, Advanced Energy now will pay to the EMCO shareholders, if the amended and restated merger agreement is approved, cash in an aggregate amount equal to $30 million plus the exercise prices paid in cash by EMCO option holders on exercise of any EMCO stock options between October 20, 2000 and the completion of the merger. A special meeting of EMCO shareholders to vote on the amended and restated merger agreement is scheduled for January 2, 2001. The amended and restated merger agreement is subject to the approval of two-thirds of EMCO's outstanding shares and certain other conditions detailed in the merger agreement. The agreement does not require the approval of Advanced Energy's stockholders.



                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A. A special meeting of shareholders was held October 23, 2000, to vote on the merger with Advanced Energy Industries, Inc. This meeting was adjourned and will be reconvened on January 2, 2001, to vote upon the amended and restated agreement with Advanced Energy Industries, Inc., dated October 20, 2000. The votes cast for adjourning and reconvening the meeting were 3,042,839; votes against were 37,708; and abstaining were 11,750 votes.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None filed in the quarter ended July 31, 2000.

B.  Reports on Form 8-K

    One filed in the quarter ended October 31, 2000.

1. A press release dated October 23, 2000, announcing the signing of a amended and restated agreement with Advanced Energy Industries, Inc., of Fort Collins, Colorado.

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

                                                ENGINEERING MEASUREMENTS COMPANY
                                                           Registrant

Date: December 15, 2000                         By: /s/ Charles E. Miller
                                                   -----------------------------
                                                   Charles E. Miller, Chairman
                                                   (Principal Financial Officer
                                                   and Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
    27                      Financial Data Schedule

    99.1                    Press Release